Form 10-Q
period 1995-06-30
MULTIVEST REAL ESTATE FUND LTD SERIES VII
filed 1995-08-14
CIK 68836

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)


  x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Quarterly period ended June 30, 1995 or


    Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from         to



Commission file number    0-7660



                 MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
            (Exact name of registrant as specified in its charter)



            Michigan                                  38-6285884
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                   Identification No.)


6100 Glades Road, Suite 205
Boca Raton, Florida                                     33434
(Address of principal executive offices)             (Zip Code)




                                   (407) 487-6700
             (Registrant's telephone number, including area code)



(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.


                                                           yes x   no

                        MULTIVEST REAL ESTATE FUND, LTD. SERIES VII
                                 COMMISSION FILE NUMBER 0-7660
                                           FORM 10-Q
                                         June 30, 1995




PART I.   FINANCIAL INFORMATION


  Item 1. Financial Statements

          Statements of Financial Condition, as of June 30, 1995
               and December 31, 1994 (Unaudited).............................3

          Statements of Operations, for the three months and the six months ended June 30, 1995 and 1994 (Unaudited)......................4

          Statements of Cash Flows, for the six months ended
               June 30, 1995 and 1994 (Unaudited)............................5

          Notes to Financial Statements (Unaudited)..........................6


  Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................7


PART II.  OTHER INFORMATION:


  Item 6. Exhibits and Reports on Form 8-K...................................8

ITEM 1.  FINANCIAL STATEMENTS

                        MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                              (a Michigan limited partnership)
                              STATEMENTS OF FINANCIAL CONDITION
                                         (Unaudited)




                                                 June 30,         December 31,
                                                   1995               1994
           ASSETS                               (Unaudited)

  Investments in real estate
    Land                                      $  1,900,000       $      -
    Building and improvements                    2,188,050              -

                                                 4,088,050              -

      Less:  Accumulated depreciation               11,242              -
      Net investment in real estate              4,076,808              -

  Wrap-around mortgage notes receivable          6,036,524         13,655,214
  Less unamortized discount                         (4,304)           (17,215)
  Allowance for loss on wrap-around mortgage
    note receivable                               (125,000)          (125,000)
  Deferred gain on sales of real estate         (2,402,387)        (7,845,314)

                                                 3,504,833          5,667,685

  Other assets
    Cash                                             3,928             21,060
    Investments, at cost which approximates
    market                                       1,502,888          1,647,000
    Accounts receivable                             10,955             43,643
    Prepaid insurance                               13,975              -
    Escrow deposits and other assets                20,010              -
    Deferred interest receivable                     -              1,886,866

          Total other assets                     1,551,756          3,598,569

             Total assets                     $  9,133,397       $  9,266,254

    LIABILITIES AND PARTNERS' CAPITAL

   Mortgage notes payable                     $  1,797,197       $  1,862,729
   Accounts payable                                 15,329              5,401
   Accrued liabilities                              91,778                918
   Accrued liabilities to affiliates                21,605             10,574
   Security deposits                                51,935              -
   Unfunded distribution payable                     -                552,470

          Total liabilities                      1,977,844          2,432,092

  Partners' capital
    Limited Partners, 22,261 units               7,077,147          6,759,014
    General Partner,    228 units                   78,406             75,148

          Total Partners' capital                7,155,553          6,834,162

            Total liabilities and
              Partners' capital               $  9,133,397       $  9,266,254

                         MULTIVEST REAL ESTATE FUND, LTD. SERIES VII
                               (a Michigan limited partnership)
                                   STATEMENTS OF OPERATIONS
                                          (Unaudited)




                             Three Months Ended            Six Months Ended
                                 June 30,                      June 30,

                                1995       1994            1995         1994

Revenues
 Rents and other tenant
  charges                  $  381,424   $     -      $  496,067     $    -
 Interest on wrap-around
  mortgage notes receivable   135,530       288,384     271,282        576,969
 Other income                  71,076        25,457      98,326         40,679

                              588,030       313,841     865,675        617,648

Expenses
 Maintenance, custodial
  salaries and related exp.    31,026         -          36,686          -
 Real estate management fees   27,123         -          32,891          -
 Investment management/real
  estate commission             7,260       859,945      14,520      1,062,345
 Mortgage servicing fee         3,088         5,478      10,054         12,458
 Property taxes                36,714         -          48,952          -
 Depreciation and amortization 11,242         -          11,242          -
 Insurance                     13,980         -          18,640          -
 Utilities                    112,695         -         135,828          -
 Repairs and maintenance       66,042         -          74,602          -
 Legal and accounting          15,583         3,543      22,220         16,816
 Interest                      39,237        45,842      79,178         93,730
 Administrative and other      33,513        31,353      59,471         54,626

                              397,503       946,161     544,284      1,239,975


  Income (loss) from
   existing assets            190,527      (632,320)    321,391       (622,327)
  Income from disposed
   properties                   -           133,229       -            272,196
  Income (loss) from
   operations                 190,527      (499,091)    321,391       (350,131)

  Gain on sale of real estate   -             -           -            567,598

  Net income (loss)         $ 190,527    $ (499,091)  $ 321,391      $ 217,466

Allocated to
  Limited partners,
   22,261 units             $ 188,595    $ (494,031)  $ 318,133      $ 215,260
  General partner, 228 units    1,932        (5,060)      3,258          2,205

                            $ 190,527    $ (499,091)  $ 321,391      $ 217,466

Net income (loss) per
 partnership unit based on
 22,489 Partnership units
 outstanding                $    8.47    $   (22.19)  $   14.29       $   9.67

                        MULTIVEST REAL ESTATE FUND, LTD. SERIES VII
                              (a Michigan limited partnership)
                                  STATEMENTS OF CASH FLOWS
                                         (Unaudited)



                                                          Six Months
                                                        Ended June 30


                                                     1995             1994
Operating Activities

  Net income                                    $   321,391      $   217,466
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                     11,242            -
    Gain on sale of property                          -             (567,598)
    Amortization of discount on mortgage
      note receivable                               (12,911)         (12,911)

  Decrease (increase) in accounts receivable          7,355           (2,836)
  Increase in prepaid insurance                     (13,975)           -
  Increase in escrow deposits and other assets      (20,010)           -
  Increase (decrease) in accounts payable             9,928           (8,914)
  Increase in accrued liabilities                    90,860          869,713
  Increase in accrued liabilities to affiliates      11,031            -
  Decrease in unfunded distributions payable       (552,470)           -
  Increase in security deposits                      51,935            -

    Net cash (used in) provided by
       operating activities                         (95,624)         494,920

Investing Activities

  Capital improvement to real estate                (18,778)           -

    Net cash used in investing activities           (18,778)           -

Financing Activities
  Proceeds from sale of property                      -              600,000
  Payments received on wrap-around mortgage
     notes receivable                                18,690           17,003
  Principal payments on mortgage notes payable      (65,532)        (277,941)

      Net cash (used in) provided by
         financing activities                       (46,842)         339,062

  (Decrease) increase in cash and
    cash equivalents                               (161,244)         833,982
  Cash and cash equivalents - January 1           1,668,060        1,309,688
  Cash and cash equivalents - June 30           $ 1,506,816      $ 2,143,670

Non-Cash Activities
  Foreclosure on Las Cortes Apartments:
    Decrease in wrap-around mortgage
     note receivables                           $(7,600,000)     $      -
    Decrease in deferred gain on sale             5,442,927             -
    Decrease in deferred interest receivable     (1,886,866)            -
    Decrease in interest receivable                 (25,333)            -
    Foreclosed property                           4,069,272             -

                        MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                              (a Michigan limited partnership)
                                NOTES TO FINANCIAL STATEMENTS
                                         (Unaudited)




The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Partnership's latest annual report on Form 10-K. The results of operations for interim periods should not be considered as indicative of the results to be expected for a full year.

Reclassifications

Certain reclassifications have been made in the 1994 financial statements to conform to the presentation of 1995 results of operations.

                      MULTIVEST REAL ESTATE FUND, LTD. SERIES VII
                             (a Michigan limited partnership)
                                       June 30, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations of the Partnership are centered on one apartment complex owned by the Partnership (Las Cortes Apartments, see below) collections on mortgage notes received upon sale of certain of the Partnership's properties and protection of the Partnership's mortgage interest in such properties.

The Partnership's total revenues increased $274,189 or 87% for the three months ended June 30, 1995, and $248,027 or 40% for the six month period, as compared to the same periods of the prior year. Interest on wrap-around mortgage notes receivable decreased $152,854 or 53% for the three months, and $305,687 or 53% for the six months ended June 30, 1995, due to the foreclosure on the wrap-around mortgage note receivable on Las Cortes Apartments. Rents and other tenant charges during 1995 represent the rental activity for Las Cortes Apartments since foreclosure (see below).

Expenses of the Partnership decreased $548,658 or 58% for the quarter ending June 30, 1995 as compared to the same period of the prior year. There was a $695,691 or 56% decrease in total expenses for the six months ended June 30, 1995. The decrease for both periods in the investment management/real estate commission results from the fee due to the General Partner as of December 31, 1994 having been paid. Additional fees will continue to be due the General Partner as the Partnership continues to receive proceeds. Increases in certain expenses are a result of the resumption of operations as Las Cortes Apartments.

On January 15, 1995, the owners of Las Cortes Apartments (also known as Lincoln Terrace Apartments) were required to make a mortgage balloon payment to the Partnership in the amount of $10,153,932 plus $24,170 in accrued legal expenses and out of pocket costs from previous defaults and tax escrow payment of $8,292. No payment was received by the Partnership and a Notice of Default was sent to the owners of the property on January 24, 1995. On March 7, 1995 the Partnership foreclosed on the mortgage and took title to the property.

The liquidity of the Partnership is dependent upon the timely receipt of income. There are no other credit facilities currently in place and limited partners have no obligation to provide additional funds in excess of their initial cash contributions. In order to protect the Partnership in the event of a reduction in cash flow, management closely monitors the Partnership's cash position, and, when necessary, will reserve adequate funds to continue to operate the Partnership in the foreseeable future. Funds so reserved are generally invested in short-term investments. The Partnership endeavors to maintain adequate liquidity on a short-term basis as a result of its cash flow and reserve policies; however, there can be no assurance of continued collection on the existing mortgage notes, or the continued performance of the Partnership's rental property. Unanticipated collection problems on the existing notes, or a decline in the performance of the Partnership's rental property could have a negative effect upon the long-term liquidity of the Partnership.

Funds generated from operations and collections on wrap-around mortgage notes have primarily been utilized to meet debt service obligations and, when possible, distribute funds to the Partners. There was no distribution of funds during the six months ending June 30, 1995.

                       MULTIVEST REAL ESTATE FUND, LTD. SERIES VII
                             (a Michigan limited partnership)
                                       June 30, 1995




PART II - OTHER INFORMATION


Item 6.   Exhibits and Report on Form 8-K

   (a) Exhibits:
       (i) Exhibit 27 - Financial Data Schedule

   (b) No report on Form 8-K has been filed during the quarter ended June 30, 1995.




                                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MULTIVEST REAL ESTATE FUND, LTD.
                                       Series VII, a Michigan Limited
                                       Partnership
                                                 (Registrant)

                                       By:   MULTIVEST REAL ESTATE, INC.,
                                             a Delaware corporation
                                       Its:  Corporate General Partner


                                             RICHARD L. DAVIS
Date: August 14, 1995
                                             Richard L. Davis
                                             President -
                                             Chief Executive Officer




                                             JOHN J. KAMMERER
Date: August 14, 1995
                                             John J. Kammerer
                                             Principal Accounting Officer