Form 10-Q
period 1995-09-30
MULTIVEST REAL ESTATE FUND LTD SERIES VII
filed 1995-11-13
CIK 68836

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)


  x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended September 30, 1995 or


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


                                                              Yes   x    No

                         MULTIVEST REAL ESTATE FUND, LTD. SERIES VII
                                 COMMISSION FILE NUMBER 0-7660
                                           FORM 10-Q
                                      September 30, 1995




PART I.   FINANCIAL INFORMATION


  Item 1. Financial Statements

          Statements of Financial Condition, as of September 30, 1995
               and December 31, 1994 (Unaudited)...............................3

          Statements of Operations, for the three months and the nine months ended September 30, 1995 and 1994 (Unaudited)...................4

          Statements of Cash Flows, for the nine months ended
               September 30, 1995 and 1994 (Unaudited).........................5

          Notes to Financial Statements (Unaudited)............................6


  Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............................7


PART II.  OTHER INFORMATION:

  Item 6. Exhibits and Reports on Form 8-K.....................................8

ITEM 1.  FINANCIAL STATEMENTS

                        MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                              (a Michigan limited partnership)
                              STATEMENTS OF FINANCIAL CONDITION
                                         (Unaudited)




                                                 September 30,     December 31,
                                                     1995              1994
           ASSETS                                 (Unaudited)

  Investments in real estate
    Land                                        $  1,900,000       $      -
    Building and improvements                      2,549,788              -

                                                   4,449,788              -
      Less:  Accumulated depreciation                 29,393              -
      Net investment in real estate                4,420,395              -

  Wrap-around mortgage notes receivable            6,026,842         13,655,214
  Less unamortized discount                            -                (17,215)
  Allowance for loss on wrap-around mortgage
    note receivable                                 (275,000)          (125,000)
  Deferred gain on sales of real estate           (2,402,387)        (7,845,314)

                                                   3,349,455          5,667,685

  Other assets
    Cash                                               2,537             21,060
    Investments, at cost which approximates
      market                                       1,366,128          1,647,000
    Accounts receivable                               13,637             43,643
    Prepaid insurance                                  7,962              -
    Escrow deposits and other assets                  20,010              -
    Deferred interest receivable                       -              1,886,866

          Total other assets                       1,410,274          3,598,569

             Total assets                       $  9,180,124       $  9,266,254

    LIABILITIES AND PARTNERS' CAPITAL

   Mortgage notes payable                       $  1,767,079       $  1,862,729
   Accounts payable                                    2,852              5,401
   Accrued liabilities                               128,818                918
   Accrued liabilities to affiliates                  66,912             10,574
   Security deposits                                  50,610              -
   Unfunded distribution payable                       -                552,470

          Total liabilities                        2,016,271          2,432,092

  Partners' capital
    Limited Partners, 22,261 units                 7,085,362          6,759,014
    General Partner,     228 units                    78,491             75,148

          Total Partners' capital                  7,163,853          6,834,162

            Total liabilities and
              Partners' capital                 $  9,180,124       $  9,266,254

                         MULTIVEST REAL ESTATE FUND, LTD. SERIES VII
                               (a Michigan limited partnership)
                                   STATEMENTS OF OPERATIONS
                                          (Unaudited)




                                Three Months Ended        Nine Months Ended
                                   September 30,            September 30,


                                  1995         1994          1995        1994

Revenues
  Rents and other tenant
    charges                    $ 388,787   $     -      $ 884,854    $    -
  Interest on wrap-around
    mortgage notes receivable    139,608      294,634     423,802       884,515
  Other income                    30,451       38,868      73,067        66,636

                                 558,846      333,502   1,381,723       951,151

Expenses
  Maintenance, custodial salaries
    and related expenses          33,314         -         70,000         -
  Real estate management fees     22,414         -         55,304         -
  Investment management/real
    estate commission             59,110      564,300      73,630     1,626,646
  Mortgage servicing fee           2,785        6,975      12,838        19,434
  Property taxes                  36,714         -         85,666         -
  Depreciation and amortization   18,151         -         29,393         -
  Insurance                       13,980         -         32,620         -
  Utilities                       55,111         -        148,140         -
  Repairs and maintenance         83,728         -        158,330         -
  Legal and accounting               373        1,847      22,593        18,662
  Interest                        34,080       43,751     113,258       137,482
  Administrative and other        40,787       19,666     100,260        74,293

                                 400,547      636,539     902,032     1,876,517


  Income (loss) from
    existing assets              158,299     (303,037)    479,691      (925,366)
  Provision for loss on
    wrap-around mortgage note
    receivable                  (150,000)        -       (150,000)        -
  Operations of disposed
    properties                      -        (422,554)       -         (150,358)
  Income (loss) from operations    8,299     (725,591)    329,691    (1,075,724)

  Gain on sale of real estate       -            -           -          567,598

  Net income (loss)            $   8,299   $ (725,591) $  329,691    $  508,126)
Allocated to
  Limited partners,
    22,261 units               $   8,215   $ (718,235) $  326,348    $ (502,974)
  General partner, 228 units          84       (7,356)      3,343        (5,152)

                               $   8,299   $ (725,591) $  329,691    $ (508,126)
Net income (loss) per
  partnership unit based on
  22,489 Partnership units
  outstanding                  $     .37   $   (32.26) $    14.66    $   (22.59)

                       MULTIVEST REAL ESTATE FUND, LTD. SERIES VII
                              (a Michigan limited partnership)
                                  STATEMENTS OF CASH FLOWS
                                         (Unaudited)


                                                          Nine Months
                                                      Ended September 30


                                                     1995             1994
Operating Activities
  Net income (loss)                              $  329,691     $  (508,126)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Decrease in deferred interest income               -            629,000
    Depreciation                                     29,393           -
    Gain on sale of property                           -           (567,598)
    Amortization of discount on mortgage
      note receivable                               (17,215)        (19,367)
    Provision for loss on wrap-around mortgage
      note receivable                               150,000           -

  Decrease in accounts receivable                     4,672          12,394
  Increase in prepaid insurance                      (7,962)          -
  Increase in escrow deposits and other assets      (20,010)          -
  Decrease in accounts payable                       (2,549)        (10,633)
  Increase in accrued liabilities                   127,900         361,178
  Increase in accrued liabilities to affiliates      56,338           -
  Decrease in unfunded distributions payable       (552,470)          -
  Increase in security deposits                      50,610           -
     Net cash provided by (used in)
       operating activities                         148,398        (103,152)

Investing Activities
  Capital improvement to real estate               (380,515)          -
    Net cash used in investing activities          (380,515)          -

Financing Activities
  Payoff received on Woodside Apartments mortgage
     note receivable                                   -          7,400,000
  Principal payoff on Woodside Apartments mortgage
     note payable                                      -         (2,179,565)
  Proceeds from sale of property                       -            600,000
  Payments received on wrap-around mortgage
     notes receivable                                28,372          25,810
  Principal payments on mortgage notes payable      (95,650)       (393,209)
      Net cash (used in) provided by
         financing activities                       (67,278)      5,453,036

  (Decrease) increase in cash and
     cash equivalents                              (299,395)      5,349,884
  Cash and cash equivalents - January 1           1,668,060       1,309,688
  Cash and cash equivalents - September 30      $ 1,368,665     $ 6,659,572

Non-Cash Activities
  Foreclosure on Las Cortes Apartments:
    Decrease in wrap-around mortgage
      note receivables                          $(7,600,000)    $     -
    Decrease in deferred gain on sale             5,442,927           -
    Decrease in deferred interest receivable     (1,886,866)          -
    Decrease in interest receivable                 (25,333)          -
    Foreclosed property                           4,069,272           -

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

Subsequent Event

On October 6, 1995, the Partnership received $654,454 in repayment of the Quail Creek Apartments mortgage note receivable. The amount represents the difference between (a) the remaining principal plus all accrued and deferred interest on the wrap-around mortgage note receivable and a prepayment fee of $12,001 ($1,271,603); and (b) the principal, accrued interest, and a prepayment penalty on the underlying mortgage note payable with respect to this property ($617,149). The Partnership has recorded a provision for loss of $150,000 on this transaction.

                        MULTIVEST REAL ESTATE FUND, LTD. SERIES VII
                             (a Michigan limited partnership)
                                    September 30, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations of the Partnership are centered on one apartment complex owned by the Partnership (Las Cortes Apartments), collections on mortgage notes received upon sale of certain of the Partnership's properties and protection of the Partnership's mortgage interest in such properties.

The Partnership's total revenues increased $225,344 or 68% for the three months ended September 30, 1995, and $430,572 or 45% for the nine month period, as compared to the same periods of the prior year. Interest on wrap-around mortgage notes receivable decreased $155,026 or 53% for the three months, and $460,713 or 52% for the nine months ended September 30, 1995, due to the foreclosure on the wrap-around mortgage note receivable on Las Cortes Apartments. Rents and other tenant charges during 1995 represent the rental activity for Las Cortes Apartments since foreclosure (see below).

Expenses of the Partnership decreased $235,992 or 37% for the quarter ending September 30, 1995 as compared to the same period of the prior year. There was a $974,485 or 52% decrease in total expenses for the nine months ended
September 30, 1995. The decrease for both periods in the investment management/real estate commission results from the fees due to the General Partner as of December 31, 1994 having been paid. Additional fees will continue to be due the General Partner as the Partnership continues to receive sale proceeds. Increases in operating expenses are a result of the resumption of rental operations at Las Cortes Apartments.

On January 15, 1995, the owners of Las Cortes Apartments (also known as Lincoln Terrace Apartments) were required to make a mortgage balloon payment to the Partnership in the amount of $10,153,932 plus $24,170 in accrued legal expenses and out-of-pocket costs from previous defaults and a tax escrow payment of $8,292. No payment was received by the Partnership and a Notice of Default was sent to the owners of the property on January 24, 1995. On March 7, 1995 the Partnership foreclosed on the mortgage and took title to the property.

The liquidity of the Partnership is dependent upon the timely receipt of income. There are no other credit facilities currently in place and limited partners have no obligation to provide additional funds in excess of their initial cash contributions. In order to protect the Partnership in the event of a reduction in cash flow, management closely monitors the Partnership's cash position, and, when necessary, will reserve adequate funds to continue to operate the Partnership in the foreseeable future. Funds so reserved are generally invested in short-term investments. The Partnership endeavors to maintain adequate liquidity on a short-term basis as a result of its cash flow and reserve policies; however, there can be no assurance as to the continued performance of the Partnership's rental property or the collections on the existing mortgage notes. Unanticipated collection problems on the existing notes or a decline in the performance of the Partnership's rental property could have a negative effect upon the long-term liquidity of the Partnership. Funds generated from operations and the collections on the wrap-around mortgage notes have primarily been utilized to meet debt service obligations and, when possible, distribute funds to the Partners. There was no distribution of funds during the nine months ending September 30, 1995.

                      MULTIVEST REAL ESTATE FUND, LTD. SERIES VII
                             (a Michigan limited partnership)
                                    September 30, 1995




PART II - OTHER INFORMATION


Item 6.   Exhibits and Report on Form 8-K

          (a) Exhibits:
              (i) Exhibit 27 - Financial Data Schedule


          (b) No report on Form 8-K has been filed during the quarter ended September 30, 1995.




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


                                       MULTIVEST REAL ESTATE FUND, LTD.
                                       Series VII, a Michigan Limited
                                       Partnership
                                                 (Registrant)

                                       By:   MULTIVEST REAL ESTATE, INC.,
                                             a Delaware corporation
                                       Its:  Corporate General Partner


                                             RICHARD L. DAVIS
Date: November 13, 1995
                                             Richard L. Davis
                                             President -
                                             Chief Executive Officer




                                             JOHN J. KAMMERER
Date: November 13, 1995
                                             John J. Kammerer
                                             Principal Accounting Officer