Form 10-K
period 1995-12-31
MULTIVEST REAL ESTATE FUND LTD SERIES VII
filed 1996-03-29
CIK 68836

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

(Mark One)

x Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995 or



   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to


Commission file number    0-7660



                 MULTIVEST REAL ESTATE FUND, LTD. SERIES VII
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


                                           Yes   X    No

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                                  FORM 10-K

                                    INDEX
PART I                                                                Page

Item 1    Business . . . . . . . . . . . . . . . . . . . . . . . . . .  3
Item 2    Properties . . . . . . . . . . . . . . . . . . . . . . . . .  6
Item 3    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .  6
Item 4    Submission of Matters To a Vote of Security Holders. . . . .  6

PART II

Item 5    Market for Registrant's Partnership Units
             and Related Security Holder Matters . . . . . . . . . . .  6
Item 6    Selected Financial Data. . . . . . . . . . . . . . . . . . .  7
Item 7    Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . .  8
Item 8    Financial Statements and Supplementary Data. . . . . . . . . 10
          (a)  Independent Auditors' Report. . . . . . . . . . . . . . 11
          (b)  Statements of Financial Condition, as of
                  December 31, 1995 and 1994 . . . . . . . . . . . . . 12
          (c)  Statements of Operations, for each of the years in the three year period ended December 31, 1995. . . . . . 13
          (d)  Statements of Changes in Partners' Capital, for
                  each of the years in the three year period
                  ended December 31, 1995. . . . . . . . . . . . . . . 14
          (e)  Statements of Cash Flows, for each of the years in the three year period ended December 31, 1995. . . . . . 15
          (f)  Notes to Financial Statements . . . . . . . . . . . . . 16
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . 29

PART III

Item 10   Directors and Executive Officers of the Registrant . . . . . 29
Item 11   Executive Compensation . . . . . . . . . . . . . . . . . . . 29
Item 12   Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . . . . . . . 29
Item 13   Certain Relationships and Related Transactions . . . . . . . 31

PART IV

Item 14   Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . 33

          Financial information of properties securing mortgage loans is not included because the registrant has no contractual right to the information and cannot otherwise practicably obtain the information.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                                  FORM 10-K



                                    PART I


ITEM 1  BUSINESS

Formation of the Partnership

The registrant, MultiVest Real Estate Fund, Ltd., Series VII ("Partnership"), is a Michigan limited partnership which was formed in 1974 primarily for the purpose of investing in, operating and disposing of improved real estate. The Partnership is operated by its (Corporate) general partner MultiVest Real Estate, Inc., a Delaware corporation ("General Partner").

The Partnership originally invested its funds in a shopping center and apartments which the General Partner considered to have a potential for profit either through income or gain on resale. The Partnership also attempted to provide tax shelter benefits for participants when feasible within its primary investment objective.

Dissolution of the Partnership

The Partnership is currently in the process of dissolution pursuant to its Agreement of Limited Partnership ("Partnership Agreement"). In 1984, the Limited Partners of the Partnership voted for the orderly termination and dissolution of the Partnership and the General Partner is proceeding accordingly. Since that time, the General Partner has sold the Partnership's properties pursuant to wrap-around and purchase money mortgage notes which are secured by the sold properties. Following is a summary of the note balance which existed at December 31, 1995:

                                                Mortgage Note
                                                  Receivable     Mortgage
                          Sale         Sale       Balance at       Note
                          Date         Price       12/31/95      Maturity

Ross Ridge Apartments   11/18/83   $ 5,000,000   $ 4,489,845     11/15/96



For further information on the sale of Partnership property, see Notes 4 and 11 of Notes to Financial Statements.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES VII


Summary of Business Operations for the Year Ended December 31, 1995

The operations of the Partnership consist of (1) the ownership and management of Las Cortes Apartments in Dallas, Texas; and (2) collections on the mortgage note on Ross Ridge Apartments in Baltimore, Maryland and protection of the Partnership's mortgage interest in the property.

The Partnership owns and operates Las Cortes Apartments in Dallas, Texas. The Partnership took title to the property on March 7, 1995 after foreclosing on its previous owner. The previous owner was unable to make the mortgage balloon payment in the amount of $10,153,932.25 to the Partnership when it came due on January 15, 1995. After the Partnership took control of the property, a major renovation program was initiated, including new asphalt drives, new roofs on all buildings and a complete exterior paint. This program is expected to be completed in March 1996. The property is on the market for sale.

The Partnership also holds a wrap-around mortgage note on Ross Ridge Apartments, located in Baltimore, Maryland. The note becomes payable to the Partnership in November 1996. The General Partner services the mortgage which relates to the mortgage note. This entails inspecting the property, monitoring payments on (and the purchaser's ability to pay) the note and, if appropriate, taking action to protect the Partnership if the purchaser defaults under the note (this includes beginning, monitoring and settling legal action and, if appropriate, taking possession of, operating and reselling the property).

The sources of operating income for the Partnership consist of income from the operations of Las Cortes Apartments, collections on the Ross Ridge Apartments mortgage note, and interest earned on funds held in reserve pursuant to the Partnership Agreement.

On October 6, 1995, the owners of Quail Creek Apartments repaid the wrap-around mortgage note held by the Partnership in the net amount of $654,454.00. The repayment proceeds, less Partnership expenses and a reduction in Partnership reserves, resulted in a cash distribution to the Partners in the amount of $652,181.00 or $29.00 per Partnership unit for the quarter ended December 31, 1995.

For further information regarding the 1995 operations of the Partnership, see
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Future Business Operations of the Partnership

The General Partner anticipates continuation of its dissolution and winding up of the Partnership. Any future cash distributions to the Partners would come from collections on the mortgage note and any potential cash flow from the operations and/or sale of Las Cortes Apartments.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES VII


Conflicts of Interest

The Partnership is subject to various conflicts of interest arising out of its relationship with the General Partner and its affiliates. These conflicts involve the following:

1.    Competition by the Partnership with Other Partnerships for Management
      Services: The General Partner serves as a general partner in three other limited partnerships, all of which were formed to engage in similar businesses of this Partnership and two of which are presently being wound up and liquidated. The General Partner may have conflicts of interest in allocating management time, services and functions among the various partnerships and any future partnerships and other entities which may be organized; however, the General Partner believes that is has sufficient staff to be fully capable of discharging its responsibilities to each partnership and other entity.

2. Liability of General Partner to Other Partnerships: The General Partner is generally liable for the Partnership's's recourse obligations, to the extent not paid by the Partnership. Because the General Partner is a general partner in other limited partnerships, creditors of any such partnerships could seek to realize on the assets of the General Partner if that partnership's assets were insufficient to satisfy its debts. Should the General Partner at any time have insufficient assets to meet such obligations, the General Partner could face conflicts of interest with regard to the manner in which its assets are distributed to meet the obligations.

3. Real Estate Commissions and Other Commissions Earned by Affiliates: To the extent the Partnership sells any properties, modifies or refinances any indebtedness or requires a construction manager, the Partnership may pay real estate and loan brokerage commissions thereon to brokers or construction management fees to the construction manager, including an affiliate of the General Partner, subject to such restrictions and upon such terms as are provided under the Partnership Agreement.

4. Provision for Property Management and Mortgage Servicing Services for the Partnership by an Affiliate: An affiliate of the General Partner performs property management services and mortgage servicing services for the Partnership. In the opinion of the General Partner, such affiliate is engaged in accordance with the Partnership Agreement on terms which are fair and reasonable and no less favorable than could reasonably be obtained by the Partnership from unaffiliated persons.

5. Provision for Legal Services: The firm of Honigman Miller Schwartz and Cohn is counsel to the Partnership. It also is counsel to the General Partner and its corporate affiliates. As such, it provides legal services to the Partnership in connection with its operations, real property investment and related matters at its usual rate for such services.

Competition

Las Cortes Apartments is subject to competition from similar properties in its general location (see Item 2, "Properties")

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES VII


ITEM 2        PROPERTIES

The following is a brief description of Las Cortes Apartments:


                   Number of   Year Construction    Percentage of Occupancy
    Location      Apt. Units      Completed           at December 29, 1995

    Dallas, Texas     260           1970                     93.8%

Las Cortes Apartments competes with properties in its immediate area that are of similar construction and/or age. Occupancy is relatively stable and rent concessions, although minimal, are a common utilized marketing tool.

The property was foreclosed on by the Partnership on March 7, 1995 (See Item 1 - "Business" and Note 4 of Notes to Financial Statements)

The Partnership has a beneficial interest in one property formerly owned by the Partnership. The property was sold on a deferred payment basis for which the Partnership holds a mortgage note (see Item 1 - "Business" and Notes 4, 5 and 11 of Notes to Financial Statements).


ITEM 3  LEGAL PROCEEDINGS

The Partnership is a defendant, from time to time, in various actions brought by tenants, contractors, materialmen, and others in connection with the Partnership's property, many of which are covered by the liability insurance maintained by the Partnership. The Partnership believes that the effect, if any, of these suits on the financial condition of the Partnership will not be material.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



                                   PART II



ITEM 5 MARKET FOR REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

To the best knowledge of the General Partner, there is no public trading market for the Partnership Units. Since such a market does not exist for the resale of the Units, market prices cannot be ascertained. There are approximately 1,599 holders of the Units as of December 31, 1995.

Cash Distributions to Partners

The following cash distributions were declared by the Partnership during the past two years:

                                      Distributions            Per Unit
For the Quarter Ended                    Declared               Amount

September 30, 1994                   $ 5,172,470.00           $ 230.00
December 31, 1995                        652,181.00              29.00

                                     $ 5,824,651,00           $ 259.00
                   MULTIVEST REAL ESTATE FUND, LTD., SERIES VII


ITEM 6  SELECTED FINANCIAL DATA


OPERATIONAL SUMMARY
                         1995        1994        1993       1992       1991

Total revenue      $ 1,852,405  $ 1,174,256 $ 1,045,853 $ 1,361,684 $ 1,382,965
Total expenses       1,415,389    1,902,396   1,116,636   1,110,057     896,778
Income (loss) from
  existing assets      437,016     (728,140)    (70,783)    251,627     486,187
Discount on
 settlement of note   (274,015)    (507,322)      -           -           -
Operations of
 disposed properties    57,273      433,033      668,363    650,207     594,218
Income (loss) from
  operations           220,274     (802,429)     597,580    901,834   1,080,405
Gain on sale of
  real estate          124,998      567,597        -          -           -

Net income (loss)  $   345,272  $  (234,832) $   597,580 $   901,834 $1,080,405

Allocated to:
  Limited Partners $   341,772  $  (232,451) $   591,522 $   892,691 $1,069,452
  General Partners       3,500       (2,381)       6,058       9,143     10,953

                   $   345,272  $  (234,832) $   597,580 $   901,834 $1,080,405
Net income (loss)
 per Partnership
 Unit based on
 22,489 average
 Partnership Units
 outstanding       $     15.35  $    (10.44) $     26.57 $     40.10 $    48.04

Distributions to
 Partners          $     -      $ 5,172,470  $     -     $     -     $  545,358

Distribution per
 Partnership Unit
 based on 22,489
 Partnership Units
 outstanding       $     -      $    230.00  $     -     $     -      $   24.25



FINANCIAL CONDITION SUMMARY

Net investment in
 real estate       $ 4,760,903  $     -     $     -     $     -     $    -
Wrap-around
 mortgage notes
 receivable, net     2,087,458   5,667,685   13,109,092  12,495,816  12,492,693
Other assets         1,927,524   3,598,569    3,888,471   4,430,184   3,967,354

   Total assets    $ 8,775,885 $ 9,266,254  $16,997,563 $16,926,000 $16,460,047

Mortgage notes
 payable           $ 1,143,793 $ 1,862,729  $ 4,538,966 $ 5,060,840 $ 5,540,443
Other liabilities      452,658     569,363      217,133     221,276     177,554

  Total liabilities  1,596,451   2,432,092    4,756,099   5,282,116   5,717,997

Partners' capital    7,179,434   6,834,162   12,241,464  11,643,884  10,742,050

  Total liabilities
  and Partners'
  capital          $ 8,775,885 $ 9,266,254  $16,997,563 $16,926,000 $16,460,047



    Note: The above information and Item 7 - "Management's Discussion and
          Analysis of Financial Condition and Results of Operations" should be read in conjunction with the financial information contained in
          Item 8 and elsewhere herein.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES VII


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The current operations of the Partnership are centered on one apartment complex owned by the Partnership, collections on a mortgage note received upon sale of the Partnership's property and protection of the Partnership's mortgage interest in such property.

The Partnership's total revenues increased $678,149 or 58% in 1995 as compared to 1994. Interest on wrap-around mortgage notes receivable decreased $611,456 or 59% due to the foreclosure on the wrap-around mortgage note receivable on Las Cortes Apartments. Rents and other tenant charges during 1995 represent the rental activity for Las Cortes Apartments since foreclosure (see below).

Total revenues increased by $128,403 or 12% in 1994 over 1993, primarily due to an increase in other income of $98,316 or 282%. The increase was primarily due to increased interest on investments following the repayment of the Bolingbrook Commons Shopping Center and the Woodside Apartments mortgage notes receivable.

Total expenses decreased $487,007 or 26% in 1995 from 1994 primarily due to payments during 1994 to the General Partner of the investment management fee/real estate commission (see Note 7 of Notes to Financial Statements), offset by increases in operating expenses as a result of the resumption of rental operations of Las Cortes Apartments. Interest expense declined $19,912 or 16% as a result of continued amortization of the mortgage notes payable principal balance.

The Partnership's total expenses increased $785,760 or 70% in 1994 from 1993 due primarily to payments to the General Partner of the investment management fee/real estate commission.

On January 20, 1993, the Partnership executed a modification of the wrap-around mortgage note receivable in connection with Ross Ridge Apartments. Under the modification, the total amount due the Partnership after payment of the October 25, 1993 installment, including all accrued and deferred interest and unpaid principal in the total amount of $4,580,284, was recharacterized as unpaid principal and became the principal balance due under the modified note. The modified note bears interest of 9.5%, and can be prepaid at any time without penalty. Monthly principal and interest payments are to be made in the amount of $38,995, with all unpaid principal and interest due November 15, 1996. Under the agreement, the borrower will reimburse the Partnership $1,200 toward the costs of two additional property inspections each year.

On October 6, 1995, the Partnership received $654,454 as the net payoff on the Quail Creek Apartments mortgage note receivable. The amount represents the difference between (a) the remaining principal plus all accrued interest on the note, less a discount of $274,015 ($1,259,602) and (b) the principal and accrued interest on the underlying mortgage note payable with respect to this property ($605,148).

An Investment Management Fee/Real Estate commission in the amount of $95,066 was earned by the General Partner during 1995. The General Partner has earned a total of $3,924,953 from inception through December 31, 1995. However, additional fees may be due the General Partner as the Partnership continues to receive cash proceeds.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES VII


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

On January 15, 1995, the owners of Las Cortes Apartments (also known as Lincoln Terrace Apartments) were required to make a mortgage balloon payment to the Partnership in the amount of $10,153,932.24 plus $24,170.71 in accrued legal expenses and out of pocket costs from previous defaults and a tax escrow payment of $8,292.15. No payment was received by the Partnership and a Notice of Default was sent to the owners of the property on January 24, 1995. On March 7, 1995, the Partnership foreclosed on the mortgage, took title to the property and began rental operations.

The liquidity of the Partnership is dependent upon the timely receipt of income. There are no other credit facilities currently in place and limited partners have no obligation to provide additional funds in excess of their initial cash contributions. In order to protect the Partnership in the event of a reduction in cash flow, management closely monitors the Partnership's cash position, and, when necessary, will reserve adequate funds to continue to operate the Partnership in the foreseeable future. Funds so reserved are generally invested in short-term investments. The Partnership maintains adequate liquidity on a short-term basis as a result of its cash flow and reserve policies; however, there can be no assurance of continued collections on the existing mortgage note or the continued performance of the Partnership's rental property, which could have a negative effect upon the long-term liquidity of the Partnership. Funds generated from operations and collections on the wrap-around mortgage note have primarily been utilized to meet debt service obligations and, when possible, distribute funds to the Partners. There was no distribution of funds during the year ended December 31, 1995.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES VII







                                    ITEM 8

                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           For each of the years in
                         the three year period ended

                              December 31, 1995










       Schedules omitted are not required, or the required information is included in the financial statements or the notes thereto.

                         Independent Auditors' Report


The Partners
MultiVest Real Estate Fund, Ltd. (Series VII):


We have audited the accompanying statements of financial condition of MultiVest Real Estate Fund, Ltd. (Series VII) (a Michigan limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MultiVest Real Estate Fund, Ltd. (Series VII) (a Michigan limited partnership) at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.



March 21, 1996                            KPMG Peat Marwick LLP
Fort Lauderdale, Florida

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                      (a Michigan limited partnership)
                      STATEMENTS OF FINANCIAL CONDITION
                         December 31, 1995 and 1994




        ASSETS                                  1995           1994

Investments in real estate
   Land                                    $  1,900,000   $      -
   Building and improvements                  2,986,895          -

                                              4,886,895          -
   Less: Accumulated depreciation               125,992          -
   Net investment in real estate              4,760,903          -

Wrap-around mortgage notes
 receivable (Note 4)                          4,489,845     13,655,214
Less unamortized discount (Note 4)                -            (17,215)
Allowance for loss on wrap-around
 mortgage note receivable (Note 4)                -           (125,000)
Deferred gain on sales of
 real estate (Note 11)                       (2,402,387)    (7,845,314)


                                              2,087,458      5,667,685

Other assets
   Cash                                           5,270         21,060
   Investments, at cost which
     approximates market (Note 3)             1,850,930      1,647,000
   Accounts receivable                            6,447         43,643
   Prepaid insurance                             44,867          -
   Escrow deposits and other assets              20,010          -
   Deferred interest receivable (Note 4)          -          1,886,866

     Total other assets                       1,927,524      3,598,569

        Total assets                       $  8,775,885   $  9,266,254

LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable (Note 5)            $  1,143,793   $  1,862,729
Accounts payable                                176,106          5,401
Accrued liabilities (Note 6)                    188,591            918
Accrued liabilities to affiliates (Note 7)       36,176         10,574
Security deposits                                51,785          -
Unfunded distributions payable                    -            552,470

        Total liabilities                     1,596,451      2,432,092

Partners' capital (Notes 8 and 10)
   Limited Partners, 22,261 units             7,100,786      6,759,014
   General Partners,    228 units                78,648         75,148

        Total Partners' capital               7,179,434      6,834,162

          Total liabilities and
            Partners' capital              $  8,775,885   $  9,266,254



                      See Notes to Financial Statements.

                   MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                         (a Michigan limited partnership)
                             STATEMENTS OF OPERATIONS
                           For each of the years in the
                    three year period ended December 31, 1995




                                        1995           1994          1993

Revenues
 Rents and other tenant
   charges                          $ 1,177,494   $      -       $      -
 Interest on mortgage notes
   receivable  (Note 4)                 429,658      1,041,114      1,011,027
  Other income                          245,253        133,142         34,826

                                      1,852,405      1,174,256      1,045,853

Expenses
  Maintenance custodial salaries
   and related expenses                 110,007          -              -
  Real estate management fees            77,574          -              -
  Investment management fee/real
   estate commission -
   affiliate (Note 7)                    95,066      1,637,220        809,600
  Mortgage servicing fee -
   affiliate (Note 7)                    11,911         21,797         18,954
  Property taxes                        128,397          -              -
  Depreciation and amortization         125,992          -              -
  Insurance                              48,019          -              -
  Utilities                             336,247          -              -
  Repair and maintenance                226,147          -              -
  Legal and accounting                   17,649         25,239         34,597
  Interest (Note 12)                    101,425        121,337        150,030
  Administrative and other              136,955         96,803        103,455

                                      1,415,389      1,902,396      1,116,636

  Income (loss) from existing
   assets                               437,016       (728,140)       (70,783)

Operations of disposed
  properties (Note 13)                   57,273        433,033        668,363
Discount on settlement of
  note (Note 4)                        (274,015)      (507,322)         -
Gain on sale of real estate             124,998        567,597          -




  Net income (loss)                 $   345,272  $    (234,832)   $   597,580


Allocated to
  Limited Partners,
   22,261 units                     $   341,772  $    (232,451)   $   591,522
  General Partners,
   228 units (Note 8)                     3,500         (2,381)         6,058

                                    $   345,272  $    (234,832)   $   597,580

Net income (loss) per
  Partnership Unit based
  on 22,489 average units
  outstanding                       $     15.35  $      (10.44)   $     26.57



                        See Notes to Financial Statements.

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                        (a Michigan limited partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                          For each of the years in the
                   three year period ended December 31, 1995




                                            General      Limited
                                            Partners     Partners    Total



Partners' capital, January 1, 1993     $   123,911  $ 11,519,973 $ 11,643,884

 Net income for 1993                         6,058       591,522      597,580

Balance, December 31, 1993                 129,969    12,111,495   12,241,464

 Net loss for 1994                          (2,381)     (232,451)    (234,832)

 Distribution to Partners                  (52,440)   (5,120,030)  (5,172,470)

Balance, December 31, 1994                  75,148     6,759,014    6,834,162

 Net income for 1995                         3,500       341,772      345,272

Partners' capital, December 31, 1995   $    78,648  $  7,100,786 $  7,179,434

Partnership units outstanding
 at December 31, 1995, 1994
 and 1993                                      228        22,261       22,489













                      See Notes to Financial Statements.

                   MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                         (a Michigan limited partnership)
                             STATEMENTS OF CASH FLOWS
                           For each of the years in the
                    three year period ended December 31, 1995
                      Increase in Cash and Cash Equivalents



Operating Activities                              1995       1994       1993

  Net income (loss)                         $   345,272  $ (234,832) $ 597,580
  Adjustments to reconcile net
  income (loss) to net cash
  provided by operating activities:
     Amortization of discount on
       mortgage note receivable                 (17,215)    (25,824)   (25,824)
     Depreciation                               125,992       -          -
     Gain on sale of property                  (124,998)   (567,597)     -
     Discount on settlement of note             274,015     507,322      -
     Changes in assets and liabilities:
       Decrease in interest receivable           11,863      19,274      8,579
       Increase in prepaid expenses             (44,867)      -          -
       Increase in escrow deposits              (20,010)      -          -
       Decrease in deferred interest income       -         629,000      -
       Increase (decrease)in accounts payable   170,705      (8,105)    (3,869)
       Increase (decrease) in accrued
          liabilities                           187,673        (309)      (274)
       Increase (decrease) in accrued
          liabilities to affiliates              25,602    (191,826)     -
       Increase in security deposits             51,785       -          -
       (Decrease) increase in unfunded
          distributions payable                (552,470)    552,470      -

          Net cash provided by
            operating activities                433,347     679,573    576,192


Investing Activities


  Capital improvements to real estate          (817,625)      -          -
  Payoff received on Woodside Apartments
     mortgage note receivable                     -       6,892,678      -
  Payoff received on Bolingbrook Commons
     Shopping Center mortgage note receivable     -         600,000      -
  Payoff received on Quail Creek Apartments
     mortgage note receivable                 1,253,068       -          -
  Payments received on wrap-around
     mortgage notes receivable                   38,286      34,828     26,214

       Net cash provided by
        investing activities                    473,729   7,527,506     26,214


Financing Activities

  Principal payoff on Quail Creek
     Apartments mortgage note payable          (600,039)      -          -
  Principal payoff on Woodside Apartments
     mortgage note payable                        -      (2,179,565)     -
  Principal payments on mortgage
     notes payable                             (118,897)   (496,672)  (521,874)
  Distributions to partners                       -      (5,172,470)     -

       Net cash used in financing
            activities                         (718,936) (7,848,707)  (521,874)

  Increase in cash and cash equivalents         188,140     358,372     80,532
  Cash and cash equivalents -
     beginning of year                        1,668,060   1,309,688  1,229,156

  Cash and cash equivalents -
     end of year                             $1,856,200  $1,668,060 $1,309,688


Non-Cash Activities

  Reclassification of Ross Ridge
  Apartments Mortgage Note Receivable:
     Increase in mortgage note receivable         -           -        613,666
     Decrease in deferred interest receivable     -           -       (596,999)
     Decrease in interest receivable              -           -        (16,667)

  Foreclosure on Las Cortes Apartments:
     Decrease in wrap-around mortgage
      note receivables                       (7,600,000)      -          -
     Decrease in deferred gain on sale        5,442,927       -          -
     Decrease in deferred interest
      receivable                             (1,886,866)      -          -
     Decrease in interest receivable            (25,333)      -          -
     Foreclosed property                      4,069,272       -          -



                        See Notes to Financial Statements.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                        NOTES TO FINANCIAL STATEMENTS
             For the years ended December 31, 1995, 1994 and 1993



1.  Summary of Significant Accounting Policies

    Assets

    The Partnership's assets are carried at the lower of cost or estimated fair value. All subsequent expenditures for improvements are capitalized. The costs of repairs and maintenance are charged to expense as incurred. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income in accordance with Statement of Financial Accounting Standards No. 66.

    The Partnership adopted Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of - on January 1, 1995, and accordingly evaluates its real estate investments periodically to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. The implementation of this standard had no financial impact on the financial statements.


    Depreciation

    The Partnership depreciates land improvements, buildings and building improvements using the straight-line method over the estimated useful lives of the assets. Depreciation is computed using the following useful lives:

                                                 Years
                Land Improvements               3 to 10
                Buildings                      16 to 28
                Building Improvements           3 to 10

  Accounting for Real Estate Sales

  Sales of real estate are accounted for in accordance with Statement of Financial Accounting Standards No. 66 - Accounting for Sales of Real Estate. For sales of real estate where both cost recovery is reasonably certain and the collectibility of the contract price is reasonably assured, but the transactions do not meet the remaining requirements to be recorded on the accrual basis, profit is recognized under the installment method which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occur causing the transaction to meet the requirements of the full accrual method, the remaining deferred profit is recognized at that time.

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                   NOTES TO FINANCIAL STATEMENTS, continued
             For the years ended December 31, 1995, 1994 and 1993



1. Summary of Significant Accounting Policies, continued

  Fair Value of Financial Instruments

  The fair values of the Partnership's financial instruments, including mortgage notes and accounts receivable, mortgage notes and accounts payable, accrued expenses, security deposits, and other financial instruments, generally determined using the present value of estimated future cash flows using a discount rate commensurate with the risks involved, approximate their carrying or contract values.

  Cash Equivalents

  For purposes of the Statements of Cash Flows, all highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. These investments consist principally of repurchase agreements and Treasury Bills.

  Reclassifications

  Certain reclassifications have been made in the 1993 and 1994 financial statements to conform to the presentation of 1995 results of operations.

  Notes Receivable

  Notes receivable are recorded at cost less the related allowance for impaired notes receivable. The Partnership adopted the provisions of Statements of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting be Creditors for Impairment of a Loan-income Recognition and Disclosure, on January 1, 1995. Management, considering current information and events regarding the borrowers ability to repay their obligations, considers a note to be impaired when it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense. Interest is recognized on a cash basis for impaired loans. The implementation of these standards had no financial impact on the financial statements.

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                     NOTES TO FINANCIAL STATEMENTS, continued



2. Real Estate and Accumulated Depreciation

   Real estate and accumulated depreciation at December 31, 1995 consisted of the following:

                                                  Cost
                          Partnership       Capitalized   Gross Amount at Which                                  Life on Which
                            Cost to        Subsequent to   Carried at Close of                                  Depreciation in
                           Re-acquire     Re-acquisition       Period                                           Latest Statement
                                Buildings and                   Building and       Accumulated   Date of      Date of Operations is
Description Encumbrances Land Improvements Improvements Land Improvements Total Depreciation Construction Re-acquired Computed

Las Cortes
Apartments,
Dallas,
Texas          -     1,900,000 2,169,272    817,623 1,900,000  2,986,895 4,886,895 125,992      1971      3/7/95    2 - 16 years




The cost basis of the property for federal tax purposes is $3,426,699.  The primary difference between such basis and the amount reflected in the financial statements is a gain recognized for tax purposes on repossession of the property.


                MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                   NOTES TO FINANCIAL STATEMENTS, continued




2.  Real Estate and Accumulated Depreciation, continued


              SUMMARY OF CHANGES IN GROSS AMOUNT OF REAL ESTATE
                         AND ACCUMULATED DEPRECIATION





    Gross Amount of Real Estate           1995           1994           1993

    Balance at beginning of
      period                          $     -        $     -        $     -

      Additions through foreclosure     4,069,272          -              -

      Improvements                        817,623          -              -


    Balance at close of period        $ 4,886,895    $     -     $        -



    Accumulated Depreciation              1995           1994           1993

    Balance at beginning of
      period                          $     -        $     -        $     -

      Depreciation expense                125,992          -              -

    Balance at close of period        $   125,992    $     -        $     -

3.  Investments


    Title of Each Class                       Cost of Each Issue

                                             1995             1994

    Repurchase Agreements                 $ 1,058,000    $   854,000
    Treasury Bills                            792,930        793,000

                                          $ 1,850,930    $ 1,647,000


    Investments are recorded at cost, which approximates market value, and have maturities of three months or less. The yield on investments at December 31, 1995 was approximately 5.02%.

                             MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                               NOTES TO FINANCIAL STATEMENTS, continued


4. Mortgage Notes Receivable

   Mortgage notes receivable at December 31, 1995 consisted of the following:


                                                                                   Interest Income
                                              Final   Periodic                      Accrued and    Interest Income
                      Interest       Prior   Maturity Payment    Mortgage Notes  Deferred at end  Earned Applicable
                       Rates         Liens     Date    Terms       Receivable       of Period         to Period

                                                               1995        1994

  Las Cortes Apartments  N/A          N/A   01/15/95   (B)     -         7,600,000     -            -

  Ross Ridge Apartments  9.5%         (A)   11/15/96   (C)  4,489,845    4,528,131     -          429,658

  Quail Creek Apartments N/A          N/A   08/15/95   (D)     -         1,527,083     -          103,082*

                                                            4,489,845   13,655,214     - (E)      532,740


  *Interest income earned on notes prior to their payoff is included in operations of disposed properties.

                                                   1995          1994        1993
             Balance at beginning of period,
             net of unamortized discount and
             allowance for loss                  13,512,998   21,844,174  21,230,898

             Add: Amortization of discount           17,216       25,824      25,824

                  Decrease in imputed interest
                  on purchase money mortgage
                  note receivable - payoff of
                  Bolingbrook Commons Shopping
                  Center                               -          77,828        -

                  Reclassification of Ross Ridge
                  Apartments mortgage note receivable  -            -        613,666

                  Decrease in allowance for
                  loss on wrap-around mortgage
                  note receivable - Quail Creek
                  Apartments                         125,000         -           -

           Less: Collections of principal            (38,286)     (34,828)   (26,214)

                 Decrease in purchase money
                 mortgage note receivable - payoff
                 of Bolingbrook Commons Shopping
                 Center                                -       (1,000,000)         -

                 Decrease in wrap-around mortgage
                 note receivable - payoff of
                 Woodside Apartments                   -       (7,400,000)         -

                 Decrease in wrap-around mortgage
                 note receivable - foreclosure on
                 Las Cortes Apartments             (7,600,000)      -              -

                 Decrease in wrap-around mortgage
                 note receivable - payoff of
                 Quail Creek Apartments            (1,527,083)      -              -


                 Balance at end of period           4,489,845   13,512,998   21,844,174



                 MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                   NOTES TO FINANCIAL STATEMENTS, continued




4.  Mortgage Notes Receivable, continued

(A) The mortgage note receivable is subordinate to existing first mortgage loan (see Note 5).

(B) On January 15, 1995, the owners of Las Cortes Apartments (also known as Lincoln Terrace Apartments) were required to make a mortgage balloon payment to the Partnership in the amount of $10,153,932 plus $24,170 in accrued legal expenses and out of pocket costs from previous defaults and a tax escrow payment of $8,292. No payment was received by the Partnership and a Notice of Default was sent to the owners of the property on January 24, 1995. On March 7, 1995, the Partnership foreclosed on the mortgage and took title to the property.

(C) On January 20, 1993, the Partnership executed a modification of the wrap-around mortgage note receivable in connection with Ross Ridge Apartments. Under the modification, the total amount due the Partnership after payment of the October 15, 1993 installment, including all accrued and deferred interest and unpaid principal in the total amount of $4,580,284, was recharacterized as unpaid principal and became the principal balance due under the modified note. The modified note bears interest of
    9.5%.   Monthly principal and interest payments are to be made in the amount of $38,995, with all unpaid principal and interest due November 15, 1996. Under the agreement, the borrower paid all legal and recording costs associated with the execution of the new loan documents, and will also reimburse the Partnership $1,200 toward the costs of two additional property inspections each year.

(D) On October 6, 1995, the Partnership received $654,454 as the net payoff on the Quail Creek Apartments mortgage note receivable. The amount represents the difference between (a) the remaining principal plus all accrued interest on the note less a discount of $274,015 ($1,259,602) and (b) the principal and accrued interest on the underlying mortgage note payable with respect to the property ($605,148).

(E) The total interest income accrued and deferred includes cumulative deferred interest receivable.

    Breakdown of interest income accrued and deferred:


                                   Accrued Interest      Deferred Interest

                                   1995        1994      1995         1994

    Las Cortes Apartments       $   -       $  25,333  $    -      $ 1,886,866
    Quail Creek Apartments          -           4,667       -            -

                                $   -       $  30,000  $    -      $ 1,886,866

                   MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                     NOTES TO FINANCIAL STATEMENTS, continued



5.  Mortgage Notes Payable

    Mortgage notes payable at December 31, 1995 and 1994 consisted of the following:



                                     Final
                         Interest   Maturity  Monthly     Carrying Amount of
                           Rates      Date    Payment   Mortgage Notes Payable
                                                          1995         1994

    Quail Creek Apartments
      Wichita Falls,
      Texas (b)             N/A       1995    $   -      $    -    $   628,829

    Ross Ridge Apartments
      Baltimore,
      Maryland (a)         8-1/2%     2004      15,961    1,143,793  1,233,900

                                              $ 15,961   $1,143,793 $1,862,729


    (a) This property was sold during 1983; see Note 4.
    (b) On October 6, 1995, the Partnership received $654,454 as a net payoff on the Quail Creek Apartments mortgage note receivable. The amount represents the difference between (a) the remaining principal plus all accrued interest on the note, less a discount of $274,015 ($1,259,602) and (b) the principal and accrued interest on the underlying mortgage note payable with respect to this property ($605,148).

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                   NOTES TO FINANCIAL STATEMENTS, continued




5.  Mortgage Notes Payable, continued

    Principal balance, January 1, 1995             $ 1,862,729

      Payoff of Quail Creek Apartments mortgage
         note payable                                 (600,039)

      Payments of principal                           (118,897)

    Principal balance, December 31, 1995           $ 1,143,793


    The mortgage notes payable are collateralized by real estate. The Partnership has no liability beyond this collateral.

    The aggregate annual maturities on mortgage indebtedness are summarized as follows:


                         Years ending December 31

                         1996                       98,072
                         1997                      106,741
                         1998                      116,175
                         1999                      126,444
                         2000                      137,621
                         Thereafter                558,470
                                                $1,143,793


6.  Accrued Liabilities

    Accrued liabilities at December 31, 1995 and 1994 consisted of the following:



                                             1995           1994


              Real estate taxes          $ 155,882       $    -
              Utilities                     27,771            -
              Payroll                        4,938            918

                                         $ 188,591       $    918

                   MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                     NOTES TO FINANCIAL STATEMENTS, continued




7.  Related-Party Transactions

    The following list of expenses incurred and the related liabilities are from transactions with affiliates:


                             M.V. National             MultiVest Real
                            Properties, Inc.            Estate, Inc.
 For the year ended
 December 31,          1995     1994      1993       1995     1994    1993


 Mortgage servicing
 fee                $ 15,143* $ 33,087*  $ 33,713* $    -   $   -   $  -

 Investment
 management
 fee/real estate
 commission             -         -          -    $ 95,066 $1,637,220 $ 809,600

                    $ 15,143  $ 33,087   $ 33,713 $ 95,066 $1,637,220 $ 809,600


 Accrued liabilities
 December 31        $   -     $   -      $   -    $ 36,176 $   10,574 $ 202,400



    *Mortgage servicing fees incurred before note payoff (Woodside Apartments;
     $-0-, $7,581, and $11,050, respectively, and Quail Creek Apartments; $3,232, $3,709, and $3,709, respectively) is included in operations of disposed properties.

    MultiVest Real Estate, Inc. is the Corporate General Partner of the Partnership. The Partnership Agreement permits the Corporate General Partner to provide certain services and to employ certain subsidiaries to provide services to the Partnership and obtain reimbursement.

    The services provided encompass:

     (1) Construction management, acquisition, disposition and financing services - Property Analysis and Development Corp.

     (2) Property management services - M.V. National Properties, Inc.

     (3) Mortgage servicing - M.V. National Properties, Inc.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                   NOTES TO FINANCIAL STATEMENTS, continued



7.  Related Party Transactions, continued

    The Partnership Agreement provides for payment to the General Partner of an investment management fee of 10% of all cash proceeds (defined as net cash
    realized from time to time      upon the sale, refinancing or other
    dispositions by the Partnership of each property, or portion of any property, after provisions for reserves which may be established in the sole discretion of the Corporate General Partner). The Partnership Agreement also provides for payment to an affiliate of the Corporate General Partner of real estate commissions in connection with properties sold of an amount not to exceed the lesser of (a) 3% of the total consideration paid therefor,
    (b) 50% of a standard real estate commission or (c) 50% of the fees permissible on the acquisition of a property. According to the Partnership Agreement, these fees will be paid only after payment to the Limited Partners of 100% of their initial capital account, plus an amount equal to 12% per annum of the current capital account on a cumulative basis, including all prior distributions.

    No Investment Management Fee/Real Estate Commission was paid to the Corporate General Partner prior to 1991. However, as of the quarter ended March 31, 1991, the Limited Partners have received 100% of their Initial Capital Account (as defined in the Agreement of Limited Partnership of the Partnership), plus an amount equal to 12% per annum of the Current Capital Account, (as defined in the Agreement of Limited Partnership of the Partnership) on a cumulative basis, including all prior distributions. An Investment Management Fee/Real Estate Commission in the amount of $809,600 was earned by the General Partner during 1993, $1,637,220 was earned during 1994 and $95,066 was earned during 1995. The General Partner has earned a total of $3,924,953 through December 31, 1995. Additional fees may be due the General Partner as the Partnership continues to receive cash proceeds. Future payments of the Investment Management Fees/Real Estate Commissions are contingent upon a number of factors, and cannot be determined with reasonable certainty at this time.

    In addition, an affiliate of the General Partner has been engaged to service the wrap-around mortgages held by the Partnership in accordance with the terms and conditions of a Mortgage Servicing Agreement between the affiliate and the Partnership. It is anticipated that in order to protect the Partnership's interest in its assets, such affiliate will continue to service each wrap-around mortgage or other instrument now or hereafter held by the Partnership until full payment of the corresponding wrap-around note or other obligation. Management is of the opinion that the mortgage servicing transactions were executed for a consideration approximating that which would have been obtained from wholly unrelated interest. For the year ended December 31, 1995, the affiliate earned $15,143 for such services.

8.  General Partner Participation in Income or Loss

    The General Partner presently owns 152 General Partnership units and 10 Limited Partnership units. The two remaining Individual General Partners each own 38 General Partnership units. In June 1981, an Individual General Partner resigned and assigned 38 General Partnership Units to the Corporate General Partner. The General Partner participates in the income and loss of the Partnership in proportion of Partnership units owned to the total Partnership units outstanding.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                   NOTES TO FINANCIAL STATEMENTS, continued



9.  Description of Partnership Operations and Leasing Arrangements

    The Partnership operates exclusively in the real estate industry, investing its funds in rental properties consisting primarily of apartment complexes.

    The following is an analysis of the Partnership's investment in property held for rent for residential purposes as of December 31, 1995:


    Residential rental apartments       $ 4,886,895


    Less:  Accumulated depreciation        (125,992)

                                        $ 4,760,903


    Residential leases are for periods not exceeding one year.

10. Income Taxes

    MultiVest Real Estate Fund, Ltd., Series VII is a partnership and has no liability for federal income taxes. The partners include in their individual income tax returns their proportionate share of any income or loss of the Partnership.

    Net income, total assets and Partners' capital as reported in the accompanying financial statements are less than net income, total assets and Partners' capital as reported in the Partnership's 1995 tax return by approximately $873,868, $698,213, and $1,225,426, respectively. The differences result primarily from the recording of certain property sales on the installment method for tax purposes while the accrual method was utilized for financial statement purposes. The following are differences related to net income as of and for the years ended December 31:


                                        1995          1994          1993

 Income (loss) per books           $   345,272  $  (234,832)   $   597,580
 Depreciation                            8,595         -              -
 Imputed interest                      (17,216)    (701,063)        69,556
 Gain recognition                      882,489    3,926,771         13,683
 Deferred interest                        -         (37,000)       315,800
 Other                                    -        (325,659)        10,000

 Tax income                        $ 1,219,140  $ 2,628,217    $ 1,006,619

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                   NOTES TO FINANCIAL STATEMENTS, continued



11. Deferred Gain on Sales of Real Estate

    The deferred gain on sales of real estate at December 31, are summarized as follows:

                                        Deferred    Deferred
                                          Gain        Gain
                                          1995        1994

    Las Cortes Apartments             $      -     $ 5,442,927
    Ross Ridge Apartments               2,402,387    2,402,387
                                      $ 2,402,387  $ 7,845,314

12. Interest Expense

    The Partnership incurs interest expense on mortgage notes payable relative to properties sold pursuant to wrap-around mortgage notes receivable.

                                        1995       1994      1993

    Sold properties subject to
      wrap-around mortgages         $ 143,000   $ 301,137  $ 417,584


    Cash paid during 1995, 1994 and 1993 for interest was $143,000, $301,137 and $417,584, respectively.

    *Interest expense incurred before note payoffs of Quail Creek
     (1995, $41,575; 1994, $57,763; and 1993, $61,159) and Woodside Apartments
     (1994, $122,037; and 1993, $206,395;) is included in operations of disposed properties.

13. Operations of Disposed Properties

                       Woodside     Bolingbrook      Quail Creek
    1995:             Apartments  Shopping Center    Apartments     Total


    Total revenues    $   -        $   -            $ 103,082    $ 103,082

    Total expenses        -            -              (45,809)     (45,809)

    Net income        $   -        $   -            $  57,273    $  57,273


    1994:

    Total revenues    $ 482,752    $  10,108        $ 137,824    $ 630,684

    Total expenses     (132,319)      (3,632)         (61,700)    (197,651)

    Net income        $ 350,433    $   6,476        $  76,124    $ 433,033

    1993:

    Total revenues    $ 740,000    $  80,000        $ 137,824    $ 957,824

    Total expenses     (218,738)      (5,630)         (65,093)    (289,461)

    Net income        $ 521,262    $  74,370        $  72,731    $ 668,363





                 MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                   NOTES TO FINANCIAL STATEMENTS, continued



14. Subsequent Events

    A distribution was declared for the quarter ended December 31, 1995, and paid to the Partners in March 1996 in the amount of $652,181 or $29.00 per Partnership unit.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES VII

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.



                                   PART III



ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or officers. The business policy making functions of the Partnership are carried on through the directors and executive officers of the General Partner, who are listed below:

RICHARD L. DAVIS, age 46, is President, Chief Executive Officer and Director of the General Partner and has been associated with the General Partner since August 1981.

JAMES F. COLGAN, age 61, is a Director of the General Partner and has served in that capacity since December 1987. Since March 1990, Mr. Colgan has been President and Director of MultiVest, Inc. From November 1987 to March 1990 he served as Chief Financial Officer of that company.

PAUL D. TOOMEY, age 45, is Vice President, Treasurer and Secretary of the General Partner and has been associated with MultiVest Real Estate, Inc. and MultiVest, Inc., in various capacities since 1972.

There is no family relationship among any of the above named executive officers and directors of the General Partner.


ITEM 11 EXECUTIVE COMPENSATION

The Partnership has no directors or officers. The General Partner, MultiVest Real Estate, Inc. operates the Partnership.


ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

According to the Partnership's records, at January 1, 1996 a group consisting of the following entities (through their affiliates) is the only individual, entity or group which is the beneficial owner or has the right to acquire beneficial ownership of more than 5% of the Limited Partnership Units:

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES VII


ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT, continued

                   Name of               Amount & Nature of       Percentage
Title of Class     Beneficial Owner      Beneficial Ownership      of Class

$500 Limited       LF 75, L.P.                  53                  .238
Partnership Units

$500 Limited       Liquidity Fund   IX         155                  .696
Partnership Units

$500 Limited       Liquidity Fund    X         786                 3.531
Partnership Units

$500 Limited       Liquidity Fund    XI        779                 3.499
Partnership Units

$500 Limited       Liquidity Fund    XIII      386                 1.734
Partnership Units

$500 Limited       Liquidity Fund    XIV       195                  .876
Partnership Units

$500 Limited       Liquidity Fund     XV        57                  .256
Partnership Units

$500 Limited       Liquidity Fund Income       245                 1.101
Partnership Units  Growth Fund 53

$500 Limited       Liquidity Fund Income       569                 2.556
Partnership Units  Growth Fund 85

$500 Limited       Liquidity Fund Income        81                  .364
Partnership Units  Growth Fund 87

$500 Limited       Liquidity Fund Income        83                  .373
Partnership Units  Growth Fund 88

$500 Limited       Liquidity Fund Income        85                  .382
Partnership Units  Growth Fund 89

$500 Limited       Liquidity Fund High Yield   208                  .934
Partnership Units  Institutional Investors

$500 Limited       LFG Liquidity Interest LP    21                  .094
Partnership Units

$500 Limited       Liquidity Fund Group LP      35                  .157
Partnership Units

$500 Limited       Liquidity Fund General        1                  .004
Partnership Units    Partners II

$500 Limited       Liquidity Fund General        4                  .018
Partnership Units    Partners II
                   FBO Sean S. Subas


TOTAL                                        3,743                16.813%






                 MULTIVEST REAL ESTATE FUND, LTD., SERIES VII


ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT, continued

The address for the above beneficial owners is P.O. Box 882044, San Francisco, California 94188.

There are no parents of the Partnership. MultiVest Real Estate, Inc. a Delaware corporation, serves as General Partner of the Partnership and, as such, controls its activities. The Corporate General Partner currently owns 152 General Partnership Units and 10 Limited Partnership Units. The two Individual General Partners each own 38 General Partnership Units. (See Note 8 of Notes to Financial Statements).

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership Agreement provides for payment to the General Partner of an investment management fee of 10% of all cash proceeds (defined as net cash realized from time to time upon the sale, refinancing or other disposition by the Partnership of each property, or portion of any property, after provisions for reserves which may be established in the sole discretion of the Corporate General Partner). The Partnership Agreement also provides for payment to an affiliate of the Corporate General Partner of real estate commissions in connection with properties sold of an amount not to exceed the lesser of (a)
3% of the total consideration paid therefor, (b) 50% of a standard real estate commission or (c) 50% of the fees permissible on the acquisition of a property. According to the Partnership Agreement, these fees will be paid only after payment to the Limited Partners of 100% of their initial capital account, plus an amount equal to 12% per annum of the current capital account on a cumulative basis, including all prior distributions.

As of the quarter ended March 31, 1991, the Limited Partners have received 100% of their Initial Capital Account (as defined in the Agreement of Limited Partnership of the Partnership), plus an amount equal to 12% per annum of the Current Capital Account (as defined in the Agreement of Limited Partnership of the Partnership), on a cumulative basis, including all prior distributions.

No Investment Management Fee/Real Estate Commission was paid to the Corporate General Partner prior to 1991. However, as of the quarter ended March 31, 1991, the Limited Partners have received 100% of their Initial Capital Account (as defined in the Agreement of Limited Partnership of the Partnership), plus an amount equal to 12% per annum of the Current Capital Account, (as defined in the Agreement of Limited Partnership of the Partnership) on a cumulative basis, including all prior distributions. An Investment Management Fee/Real Estate Commission in the amount of $809,600 was earned by the General Partner during 1992 and 1993, $1,637,220 was earned during 1994, and $95,066 was earned during 1995. Additional fees may be due the General Partner as the Partnership continues to receive cash proceeds. Future payments of the Investment Management Fees/Real Estate Commissions are contingent upon a number of factors. However, the actual amount which will ultimately be payable cannot be determined with certainty or predicted at this time; the actual amount of the Fee/Commission will be made from available cash, payment of any fee ultimately earned is also contingent upon the Partnership having sufficient funds to make the payment.

In addition, an affiliate of the General Partner has been engaged to service the wrap-around mortgages held by the Partnership in accordance with the terms and conditions of a Mortgage Servicing Agreement between the affiliate and the Partnership.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES VII

It is anticipated that in order to protect the Partnership's interest in its assets, such affiliate will continue to service each wrap-around mortgage or other instrument now or hereafter held by the Partnership until full payment of the corresponding wrap-around note or other obligation. For the year ended December 31, 1995, the affiliate earned $15,143 for such services.

The Partnership Agreement provides that the Corporate General Partner has the right and power to employ and dismiss from employment, persons in the operation and management of the Partnership business, including but not limited to, supervisory managing agents, building management agents, real estate brokers, and loan brokers on such terms and for such compensation as the Corporate General Partner shall determine. The Corporate General Partner is empowered to employ in such capacities the Individual General Partners or an affiliate or subsidiary of the Corporate General Partner on terms comparable to those offered by unaffiliated firms.

At the time of the formation of the Partnership, the Individual General Partners of the Partnership executed notes in favor of the Partnership as payment for their General Partnership Units. Each note bears interest at 12% per annum and requires the Individual General Partner to make an interest payment to the Partnership of 4% per annum, with the remaining 8% payable at maturity of the note. The Individual General Partners have no personal liability with respect to their notes. On December 29, 1976 the General Partner, in order to enhance the viability of the Partnership and to retain the Individual General Partners (which retention was deemed desirable with regard to the tax status of the Partnership) and to induce the Individual General Partners to remain as such, agreed to defer, without any personal liability to the Individual General Partners, all current interest payments and future interest payment obligations on the notes until July 28, 1984. On July 26, 1984, the Corporate General Partner further deferred payments on the Notes to ten (10) days after the date of written demand for payment as such demand is determined by the Corporate General Partner. These promissory notes have consistently been netted against the General Partners' capital accounts which, in prior years, resulted in such notes and capital not being reflected in the financial statements. As of December 31, 1990, the notes were paid in full and the total value of the 228 units is being reflected as General Partner Capital. Income and losses are also being allocated on a per unit basis to all units outstanding.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES VII



                                   PART IV



ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)  1. Financial Statements.
                See Index on Page 2 of this Form 10-K.

             2. Financial Statement Schedules.
                None.

             3. Exhibits.

               (i) Certificate of Limited Partnership - incorporated by reference from annual report on Form 10-K for the fiscal year ending December 31, 1982, Page 50.

               (ii) Agreement of Limited Partnership - incorporated by
                    reference from annual report on Form 10-K for the fiscal year ending December 31, 1982, Page 33.

        (b)  Reports on Form 8-K
             None.

                 MULTIVEST REAL ESTATE FUND, LTD., SERIES VII


                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTIVEST REAL ESTATE FUND, LTD.,
SERIES VII, a Michigan Limited
Partnership,
By:    MULTIVEST REAL ESTATE, INC.
        a Delaware corporation
Its:    Corporate General Partner

        RICHARD L. DAVIS

        Richard L. Davis
        President, Chief Executive Officer
        and Director
        (Principal Executive Officer)


Date:  March 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        RICHARD L. DAVIS

        Richard L. Davis
        President, Chief Executive Officer
        and Director


Date:   March 28, 1996



        JAMES F. COLGAN

        James F. Colgan
        Director


Date:   March 28, 1996


        JOHN J. KAMMERER

        John J. Kammerer
        (Principal Accounting Officer)



Date:   March 28, 1996