Form 10-Q
period 1996-03-31
MULTIVEST REAL ESTATE FUND LTD SERIES VII
filed 1996-05-14
CIK 68836

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
  x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended March 31, 1996 or



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

                                        Yes   x    No

                   MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                          COMMISSION FILE NUMBER 0-7660
                                    FORM 10-Q
                                  March 31, 1996




PART I.  FINANCIAL INFORMATION


  Item 1.    Financial Statements

         Statements of Financial Condition, as of March 31, 1996
             (Unaudited) and December 31, 1995.................................3

         Statements of Operations, for the three months
             ended March 31, 1996 and 1995 (Unaudited).........................4

         Statements of Cash Flows, for the three months ended
               March 31, 1996 and 1995 (Unaudited).............................5

         Notes to Financial Statements (Unaudited).............................6


  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............................7


PART II. OTHER INFORMATION:

  Item 6.    Exhibits and Reports on Form 8-K..................................8

ITEM 1.  FINANCIAL STATEMENTS

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                        (a Michigan limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION



                                                March 31,   December 31,
                                                 1996           1995
           ASSETS                             (Unaudited)
Investments in real estate
  Land                                       $ 1,900,000    $ 1,900,000
  Building and improvements                    3,422,078      2,986,895
                                               5,322,078      4,886,895

  Less:  Accumulated depreciation                160,653        125,992

  Net investment in real estate                5,161,425      4,760,903

Wrap-around mortgage notes receivable          4,479,694      4,489,845
Deferred gain on sales of real estate         (2,402,387)    (2,402,387)

                                               2,077,307      2,087,458
Other assets
  Cash                                            91,264          5,270
  Investments, at cost which
     approximates market                         605,150      1,850,930
  Accounts receivable                              5,387          6,447
  Prepaid insurance                               29,745         44,867
  Escrow and deposits and other assets            20,010         20,010

       Total other assets                        751,556      1,927,524

          Total assets                       $ 7,990,288    $ 8,775,885

     LIABILITIES AND PARTNERS' CAPITAL

  Mortgage notes payable                     $ 1,120,049    $ 1,143,793
  Accounts payable                                 7,051        176,106
  Accrued liabilities                             64,324        188,591
  Accrued liabilities to affiliates               42,782         36,176
  Security deposits                               52,169         51,785

       Total liabilities                       1,286,375      1,596,451


Partners' capital
  Limited Partners, 22,261 units               6,630,086      7,100,786
  General Partners,    228 units                  73,827         78,648

       Total Partners' capital                 6,703,913      7,179,434

          Total liabilities and
            Partners' capital               $  7,990,288    $ 8,775,885

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                        (a Michigan limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                   Three Months Ended
                                                       March 31,

                                                 1996           1995

Revenues
   Rents and other tenant charges            $   381,296    $   114,642
   Interest on wrap-around mortgage
     notes receivable                            106,835        101,296
   Other income                                   88,892         27,250

                                                 577,023        243,188

Expenses
   Maintenance, custodial salaries
   and related expenses                           44,211          5,660
   Real estate management fees                    22,506          5,768
   Investment management/real estate
     commission                                    6,910          7,260
   Mortgage servicing fee                          2,305          5,589
   Property taxes                                 37,500         12,238
   Depreciation                                   34,661          -
   Insurance                                      12,750          4,660
   Utilities                                     120,498         23,133
   Repairs and maintenance                        58,542          8,561
   Legal and accounting                            5,656          6,637
   Interest                                       24,138         26,067
   Administrative and other                       30,686         25,956

                                                 400,363        131,529

   Income from existing assets                   176,660        111,659

   Income from sold property                      -              19,205

       Net income                            $   176,660    $   130,864



   Allocated to
   Limited partners, 22,261 units            $   174,869    $   129,537
   General partners,    228 units                  1,791          1,327

                                             $   176,660    $   130,864
Net income per partnership unit
   based on 22,489 Partnership
   units outstanding                         $      7.86    $      5.82

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                        (a Michigan limited partnership)
                            STATEMENTS OF CASH FLOWS
                                       (Unaudited)



                                                  Three Months Ended
                                                        March 31,

                                                 1996            1995

Operating Activities

   Net income                                $   176,660    $   130,864
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                 34,661          -
     Amortization of discount on mortgage
       note receivable                             -             (6,455)

   Decrease in accounts receivable                 1,060          2,615
   Decrease (increase) in prepaid insurance       15,122        (27,956)
   Increase in escrow deposits
     and other assets                              -            (20,010)
   (Decrease) in accounts payable               (169,055)          (734)
   (Decrease) increase in accrued liabilities   (124,267)        28,004
   Increase in accrued liabilities to affiliates   6,606          2,454
   Increase in security deposits                     384          1,000
   Decrease in unfunded distributions payable      -           (552,470)

     Net cash used in operating activities       (58,829)      (442,688)

Investing Activities

   Capital improvement to real estate           (435,183)         -

     Net cash used in investing activities      (435,183)         -

Financing Activities

   Distributions to Partners                    (652,181)         -
   Payments received on wrap-around mortgage
     note receivable                              10,151          9,234
   Principal payments on mortgage note payable   (23,744)       (32,414)

     Net cash used in financing activities      (665,774)       (23,180)

   Decrease in cash and cash equivalents      (1,159,786)      (465,868)
   Cash and cash equivalents - January 1       1,856,200      1,668,060

   Cash and cash equivalents - March 31      $   696,414    $ 1,202,192

Non-Cash Activities
   Foreclosure on Las Cortes Apartments:
     Decrease in wrap-around mortgage note receivable       $(7,600,000)
     Decrease in deferred gain on sale             -          5,442,927
     Decrease in deferred interest receivable      -         (1,886,866)
     Decrease in interest receivable               -         (   25,333)
     Foreclosed property                           -          4,069,272

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

Reclassifications

Certain reclassifications have been made in the 1995 financial statements to conform to the presentation of 1996 results of operations.

               MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                     (a Michigan limited partnership)
                              March 31, 1996


ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations of the Partnership are centered on one apartment complex owned by the Partnership (Las Cortes Apartments), collections on a mortgage note received upon sale of one of the Partnership's properties, and protection of the Partnership's mortgage interest in such property.

On January 15, 1995, the owners of Las Cortes Apartments (formerly known as Lincoln Terrace Apartments) were required to make a mortgage balloon payment to the Partnership in the amount of $10,153,932.24, plus $24,170.71 in accrued legal expenses and out of pocket costs from previous defaults and a tax escrow payment of $8,292.15. No payment was received by the Partnership and a Notice of Default was sent to the owners of the property on January 24, 1995. On March 7, 1995 the Partnership foreclosed on the mortgage and took title to the property.

The Partnership's total revenues increased $333,835 or 137% for the three months ending March 31, 1996 as compared to the same period of the prior year. The increase in rents and other tenant charges of $266,654 or 233% is due to the collection of rental revenue at Las Cortes Apartments for the entire first quarter, while the 1995 amount represents rental activity for a portion of the month of March 1995, only.

Expenses of the Partnership increased $268,834 or 204% for the quarter ending March 31, 1996 as compared to the same period of the prior year. Increases in certain accounts related to the operations at Las Cortes Apartments are due to the 1996 amounts representing three months rental operations; whereas 1995 represents the month of March, 1995.

The liquidity of the Partnership is dependent upon the timely receipt of income. There are no other credit facilities currently in place and limited partners have no obligation to provide additional funds in excess of their initial cash contributions. In order to protect the Partnership in the event of a reduction in cash flow, management closely monitors the Partnership's cash position, and, when necessary, will reserve adequate funds to continue to operate the Partnership in the foreseeable future. Funds so reserved are generally invested in short-term investments. The Partnership endeavors to maintain adequate liquidity on a short-term basis as a result of its cash flow and reserve policies; however, there can be no assurance of continued collections on the existing mortgage note or the continued performance of the Partnership's rental property. Unanticipated collection problems on the existing note, or a decline in the Partnership's rental property, could have a negative effect upon the long-term liquidity of the Partnership. Funds generated from operations and collections on the wrap-around mortgage note have primarily been utilized to meet debt service obligations and, when possible, distribute funds to the Partners. Funds in excess of Partnership reserves resulted in distributions totaling $652,181 or $29.00 per partnership unit being paid during the quarter ended March 31, 1996.

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                        (a Michigan limited partnership)
                                 March 31, 1996




PART II - OTHER INFORMATION


Item 6.   Exhibits and Report on Form 8-K

          (b) No report on Form 8-K has been filed during the quarter ended March 31, 1996.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MULTIVEST REAL ESTATE FUND, LTD.,
                                   Series VII, a Michigan Limited
                                   Partnership,
                                             (Registrant)

                                   By:  MULTIVEST REAL ESTATE, INC.
                                        a Delaware corporation

                                   Its: Corporate General Partner



Date: May 14, 1996                    RICHARD L. DAVIS

                                      Richard L. Davis
                                      President -
                                      Chief Executive Officer





Date: May 14, 1996                    JOHN J. KAMMERER

                                      John J. Kammerer
                                      Principal Accounting Officer