Form 10-Q
period 1996-06-30
MULTIVEST REAL ESTATE FUND LTD SERIES VII
filed 1996-08-14
CIK 68836

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 30, 1996 or



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



                                (561) 487-6700
              (Registrant's telephone number, including area code)



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

                                        Yes   x    No

                   MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                          COMMISSION FILE NUMBER 0-7660
                                    FORM 10-Q
                                  June 30, 1996




PART I.  FINANCIAL INFORMATION


  Item 1.    Financial Statements

         Statements of Financial Condition, as of June 30, 1996
             (Unaudited) and December 31, 1995 . . . . . . . . . . . . . 3

         Statements of Operations, for the three and six month
             periods ended June 30, 1996 and 1995 (Unaudited). . . . . . 4

         Statements of Cash Flows, for the three months ended
               June 30, 1996 and 1995 (Unaudited). . . . . . . . . . . . 5

         Notes to Financial Statements (Unaudited) . . . . . . . . . . . 6


  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . . 7


PART II. OTHER INFORMATION:

  Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 8

ITEM 1.  FINANCIAL STATEMENTS

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                        (a Michigan limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION



                                               June 30,        December 31,
                                                 1996              1995
           ASSETS                             (Unaudited)
Investments in real estate
  Land                                       $ 1,900,000       $ 1,900,000
  Building and improvements                    3,696,669         2,986,895
                                               5,596,669         4,886,895

  Less:  Accumulated depreciation                227,405           125,992

  Net investment in real estate                5,369,264         4,760,903

Wrap-around mortgage notes receivable              -             4,489,845
Deferred gain on sales of real estate              -            (2,402,387)

                                                   -             2,087,458
Other assets
  Cash                                             4,072             5,270
  Investments, at cost which
     approximates market                       3,379,515         1,850,930
  Accounts receivable                              -                 6,447
  Prepaid insurance                               14,645            44,867
  Escrow and deposits and other assets            20,010            20,010

       Total other assets                      3,418,242         1,927,524

          Total assets                       $ 8,787,506       $ 8,775,885

     LIABILITIES AND PARTNERS' CAPITAL

  Mortgage notes payable                     $     -           $ 1,143,793
  Accounts payable                                 4,381           176,106
  Accrued liabilities                            103,178           188,591
  Accrued liabilities to affiliates              292,259            36,176
  Security deposits                               56,815            51,785

       Total liabilities                         456,633         1,596,451


Partners' capital
  Limited Partners, 22,261 units               8,240,551         7,100,786
  General Partners,    228 units                  90,322            78,648

       Total Partners' capital                 8,330,873         7,179,434

          Total liabilities and
            Partners' capital               $  8,787,506       $ 8,775,885

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                        (a Michigan limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,

                                     1996       1995          1996      1995

Revenues
  Rents and other tenant charges $  407,034 $  381,424 $   788,330 $   496,067
  Interest on wrap-around
    mortgage notes receivable       106,592    135,530     213,427     271,282
  Other income                       70,357     71,076     159,249      98,326

                                    583,983    588,030   1,161,006     865,675

Expenses
  Maintenance, custodial salaries
     and related expenses            36,393     31,026      80,604      36,686
  Real estate management fees        23,662     27,123      46,168      32,891
  Investment management/real
     estate commission              277,778      7,260     284,688      14,520
  Mortgage servicing fee              1,402      3,088       3,707      10,054
  Property taxes                     37,500     36,714      75,000      48,952
  Depreciation and amortization      66,752     11,242     101,413      11,242
  Insurance                          12,750     13,980      25,500      18,640
  Utilities                          95,268    112,695     215,767     135,828
  Repairs and maintenance            64,904     66,042     123,446      74,602
  Legal and accounting                6,593     15,583      12,250      22,220
  Interest                           19,152     39,237      43,291      79,178
  Administrative and other           36,916     33,513      67,599      59,471

                                    679,070    397,503   1,079,433     544,284

  Income (loss) from existing
     assets                         (95,087)   190,527      81,573     321,391
  Discount on settlement of note   (680,340)     -        (680,340)      -
  Income (loss) from operations    (775,427)   190,527    (598,767)    321,391

  Gain on sale of real estate     2,402,387      -       2,402,387       -

       Net income               $ 1,626,960 $  190,527 $ 1,803,620  $  321,391



Allocated to
  Limited partners,
    22,261 units                $ 1,610,465 $  188,595 $ 1,785,334  $  318,133
  General partner, 228 units         16,495      1,932      18,286       3,258

                                $ 1,626,960 $  190,527 $ 1,803,620  $  321,391
Net income per partnership
   unit based on 22,489
   Partnership units
   outstanding                  $     72.34 $     8.47 $     80.20  $    14.29

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                        (a Michigan limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     Three Months Ended
                                                           June 30,

                                                    1996             1995

Operating Activities

  Net income                                      $ 1,803,620    $  321,391
  Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation                                     101,413        11,242
     Gain on sale of property                      (2,402,387)        -
     Discount on settlement of note                   680,340         -
     Amortization of discount on mortgage
       note receivable                                  -           (12,911)

  Decrease in accounts receivable                       6,447         7,355
  Decrease (increase) in prepaid insurance             30,222       (13,975)
  Increase in escrow deposits and other assets          -           (20,010)
  (Decrease) increase in accounts payable            (171,725)        9,928
  (Decrease) increase in accrued liabilities          (85,413)       90,860
  Increase in accrued liabilities to affiliates       256,083        11,031
  Decrease in unfunded distributions payable            -          (552,470)
  Increase in security deposits                         5,030        51,935

     Net cash provided by (used in)
       operating activities                           223,630       (95,624)

Investing Activities

  Capital improvement to real estate                 (709,774)      (18,778)
     Net cash used in investing activities           (709,774)      (18,778)

Financing Activities
  Proceeds from payoff of Ross Ridge wrap-
     around mortgage note receivable                3,788,960         -
  Payments received on wrap-around mortgage
     notes receivable                                  20,545        18,690
  Principal payoff on Ross Ridge
     mortgage note payable                         (1,103,937)        -
  Principal payments on mortgage notes payable        (39,856)      (65,532)
  Distributions to Partners                          (652,181)        -

     Net cash provided by (used in)
        financing activities                        2,013,531       (46,842)

  Increase (decrease) in cash and
     cash equivalents                               1,527,387      (161,244)
  Cash and cash equivalents - January 1             1,856,200     1,668,060
  Cash and cash equivalents - June 30             $ 3,383,587   $ 1,506,816

Non-Cash Activities
  Foreclosure on Las Cortes Apartments:
     Decrease in wrap-around mortgage
       note receivable                            $     -       $(7,600,000)
     Decrease in deferred gain on sale                  -         5,442,927
     Decrease in deferred interest receivable           -        (1,886,866)
     Decrease in interest receivable                    -           (25,333)
     Foreclosed property                                -         4,069,272

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

               MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                     (a Michigan limited partnership)
                               June 30, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations of the Partnership are centered on one apartment complex (Las Cortes Apartments, located in Dallas, Texas) owned by the Partnership.

On January 15, 1995, the owners of Las Cortes Apartments (also know as Lincoln Terrace Apartments) were required to make a mortgage balloon payment to the Partnership in the amount of $10,153,932 plus $24,170 in accrued legal expenses and out of pocket costs from previous defaults and tax escrow payment of $8,292. No payment was received by the Partnership and a Notice of Default was sent to the owners of the property on January 24, 1995. On March 7, 1995 the Partnership foreclosed on the mortgage and took title to the property.

On June 28, 1996, the Partnership received $2,681,681 in repayment of the Ross Ridge Apartments mortgage note receivable. The amount represents the difference between (a) the remaining principal on the note less a discount of $680,340 ($3,788,960) and (b) the principal and accrued interest on the underlying mortgage note payable with respect to this property ($1,107,279). The Partnership previously recorded the sale under the installment method of accounting and, as a result of the payoff, recognized a gain of $2,402,387.

The Partnership's total revenues remained relatively constant for the three months ended June 30, 1996 as compared to the same period of the prior year. Total revenues increased $295,331 or 34% for the six months ended June 30, 1996 as compared to the same period of the prior year. Rents and other tenant charges increased $292,263 or 59% due primarily to rental activity for 1996 being for a period of six months, and 1995 being for four months.

Expenses of the Partnership increased $281,567 or 71% for the quarter ending June 30, 1996 as compared to the same period of the prior year. There was a $535,149 or 98% increase in total expenses for the six months ended June 30, 1996. The increase for both periods in the investment management/real estate commission results from the fee due to the General Partner following the payoff of the Ross Ridge Apartments mortgage note receivable. Increases in all other expense categories for the six month period are a result of the rental activity for a six month period in 1996 and a four month period in 1995 at Las Cortes Apartments.

The liquidity of the Partnership is dependent upon the timely receipt of income. There are no other credit facilities currently in place and limited partners have no obligation to provide additional funds in excess of their initial cash contributions. In order to protect the Partnership in the event of a reduction in cash flow, management closely monitors the Partnership's cash position, and, when necessary, will reserve adequate funds to continue to operate the Partnership in the foreseeable future. Funds so reserved are generally invested in short-term investments. The Partnership endeavors to maintain adequate liquidity on a short-term basis as a result of its cash flow and reserve policies; however, there can be no assurance of the continued performance of Las Cortes Apartments. An unanticipated decline in the performance of Las Cortes Apartments could have a negative effect upon the long-term liquidity of the Partnership. Funds generated from operations have primarily been utilized to meet debt service obligations and, when possible, distribute funds to the Partners. Funds in excess of Partnership reserves resulted in distributions totaling $652,181 or $29.00 per unit being paid during the six months ended
June 30, 1996.

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                        (a Michigan limited partnership)
                                 June 30, 1996




PART II - OTHER INFORMATION


Item 6.   Exhibits and Report on Form 8-K

          (b) No report on Form 8-K has been filed during the quarter ended June 30, 1996.




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



   Date: August 13, 1996              RICHARD L. DAVIS

                                      Richard L. Davis
                                      President -
                                      Chief Executive Officer





   Date: August 13, 1996              JOHN J. KAMMERER

                                      John J. Kammerer
                                      Principal Accounting Officer