Form 10-Q
period 1996-09-30
MULTIVEST REAL ESTATE FUND LTD SERIES VII
filed 1996-11-14
CIK 68836

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended September 30, 1996 or



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

                                        Yes   x    No

                   MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                          COMMISSION FILE NUMBER 0-7660
                                    FORM 10-Q
                                September 30, 1996




PART I.  FINANCIAL INFORMATION


  Item 1.    Financial Statements

         Statements of Financial Condition, as of September 30, 1996
             (Unaudited) and December 31, 1995 . . . . . . . . . . . . . 3

         Statements of Operations, for the three month and nine month periods ended September 30, 1996 and 1995 (Unaudited) . . . 4

         Statements of Cash Flows, for the three months ended
               September 30, 1996 and 1995 (Unaudited) . . . . . . . . . 5

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


PART II. OTHER INFORMATION:

  Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 8

ITEM 1.  FINANCIAL STATEMENTS

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                        (a Michigan limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION



                                             September 30,    December 31,
                                                 1996             1995
           ASSETS                             (Unaudited)
Investments in real estate
  Land                                       $     -          $ 1,900,000
  Building and improvements                        -            2,986,895
                                                   -            4,886,895

  Less:  Accumulated depreciation                  -              125,992

  Net investment in real estate                    -            4,760,903

Wrap-around mortgage notes receivable              -            4,489,845
Deferred gain on sales of real estate              -           (2,402,387)

                                                   -            2,087,458
Other assets
  Cash                                             4,659            5,270
  Investments, at cost which
     approximates market                       6,440,347        1,850,930
  Accounts receivable                             26,214            6,447
  Prepaid insurance                                  128           44,867
  Escrow and deposits and other assets            20,010           20,010

       Total other assets                      6,491,358        1,927,524

          Total assets                       $ 6,491,358      $ 8,775,885

     LIABILITIES AND PARTNERS' CAPITAL

  Mortgage notes payable                     $     -          $ 1,143,793
  Accounts payable                                12,120          176,106
  Accrued liabilities                                488          188,591
  Accrued liabilities to affiliates              613,988           36,176
  Security deposits                                -               51,785

       Total liabilities                         626,596        1,596,451


Partners' capital
  Limited Partners, 22,261 units               5,799,443        7,100,786
  General Partners,    228 units                  65,319           78,648

       Total Partners' capital                 5,864,762        7,179,434

          Total liabilities and
            Partners' capital               $  6,491,358      $ 8,775,885

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                        (a Michigan limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,

                                   1996        1995         1996       1995

Revenues
  Rents and other tenant charges $ 375,621  $ 388,787  $ 1,163,951 $   884,854
  Other income                      54,883     30,451      103,981      73,067

                                   430,504    419,238    1,267,932     957,921

Expenses
  Maintenance, custodial salaries
     and related expenses           36,509     33,314      117,114      70,000
  Real estate management fees       21,760     22,414       67,928      55,304
  Investment management/real estate
     commission                    600,000     59,110      884,688      73,630
  Mortgage servicing fee              -          -            -          3,275
  Property taxes                    38,717     36,714      113,717      85,666
  Depreciation and amortization     56,181     18,151      157,594      29,393
  Insurance                         21,523     13,980       47,023      32,620
  Utilities                         21,493     55,111      127,107     148,140
  Repairs and maintenance           65,492     83,728      188,938     158,330
  Legal and accounting               1,964        373       14,214      22,593
  Administrative and other          30,672     38,398       96,798      94,607

                                   894,311    361,293    1,815,121     773,558

 Income (loss) from existing
     assets                       (463,807)    57,945     (547,189)    184,363
 Provision for loss on wrap-
     around mortgage note
     receivable                       -      (150,000)        -       (150,000)
 Operations of disposed properties    -       100,354      164,957     295,328

 Income (loss) from operations    (463,807)     8,299     (382,232)    329,691

 Discount on settlement of note       -          -        (680,340)       -
 Deferred gain recognized on
   sale of real estate                -          -       2,402,386        -
 Gain on sale of real estate       679,508       -         679,508        -

       Net income              $   215,701  $   8,299  $ 2,019,322  $  329,691



Allocated to
  Limited partners, 22,261
    units                      $   213,514  $   8,215  $ 1,998,850  $  326,348
  General partner,   228 units       2,187         84       20,472       3,343

                               $   215,701  $   8,299  $ 2,019,322  $  329,691
Net income per partnership
  unit based on 22,489
  Partnership units
  outstanding                  $      9.60  $     .37  $     89.79  $    14.66

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                        (a Michigan limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Nine Months Ended
                                                     September 30,

                                                   1996            1995

Operating Activities

  Net income                                    $ 2,019,322    $   329,691
  Adjustments to reconcile net income to
     net cash provided by (used in) operating
     activities:
     Depreciation                                   157,594         29,393
     Deferred gain recognized on sale
       of real estate                            (2,402,386)          -
     Gain on sale of property                      (679,508)          -
     Discount on settlement of note                 680,340           -
     Amortization of discount on mortgage
       note receivable                                 -           (17,215)
     Provision for loss on wrap-around mortgage
       note receivable                                 -           150,000

  (Increase) decrease in accounts receivable        (19,767)         4,672
  Decrease (increase) in prepaid insurance           44,739         (7,962)
  Increase in escrow deposits and other assets         -           (20,010)
  Decrease in accounts payable                     (163,986)        (2,549)
  (Decrease) increase in accrued liabilities       (188,103)       127,900
  Increase in accrued liabilities to affiliates     577,812         56,338
  Decrease in unfunded distributions payable           -          (552,470)
  (Decrease) increase in security deposits          (51,785)        50,610

     Net cash (used in) provided by
       operating activities                         (25,728)       148,398

Investing Activities

  Capital improvements to real estate              (717,184)      (380,515)
     Net cash used in investing activities         (717,184)      (380,515)

Financing Activities
  Payoff received on Ross Ridge Apartments
     mortgage note receivable                     3,788,960           -
  Principal payoff on Ross Ridge mortgage
     note payable                                (1,103,937)          -
  Distributions to Partners                      (3,333,994)          -
  Net proceeds from sale of property              6,000,000           -
  Payments received on wrap-around mortgage
     notes receivable                                20,545         28,372
  Principal payments on mortgage notes payable      (39,856)       (95,650)
     Net cash provided by (used in)
        financing activities                      5,331,718        (67,278)

  Increase (decrease) in cash and cash
       equivalents                                4,588,806       (299,395)
  Cash and cash equivalents - January 1           1,856,200      1,668,060
  Cash and cash equivalents - September 30      $ 6,445,006    $ 1,368,665

Non-Cash Activities
  Foreclosure on Las Cortes Apartments:
     Decrease in wrap-around mortgage
       note receivable                          $     -        $(7,600,000)
     Decrease in deferred gain on sale                -          5,442,927
     Decrease in deferred interest receivable         -         (1,886,866)
     Decrease in interest receivable                  -            (25,333)
     Foreclosed property                              -          4,069,272








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

               MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                     (a Michigan limited partnership)
                            September 30, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership has completed the sale of its remaining property and collection on the mortgage note receivable and is in the process of now completing its liquidation and dissolution program.

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

On September 24, 1996, the Partnership sold Las Cortes Apartments for $6,000,000 less closing costs and proration of income and expenses resulting in a gain on sale of $679,507. Las Cortes and five additional properties owned by other MultiVest partnerships were sold on separate sales contracts to a purchaser not affiliated with the Partnership or its General Partner. Your General Partner believes that the terms and conditions of the sale were favorable to the Partnership.

The Partnership's total revenues increased $11,266 or 3% for the three months ended September 30, 1996, and $310,011 or 32% for the nine month period as compared to the same periods of the prior year. Rents and other tenant charges increased $279,097 or 32% for the nine month period due primarily to rental activity for 1996 being for a period of nine months, and 1995 being for seven months. The Partnership foreclosed and took possession of the property on March 7, 1995.

Expenses of the Partnership increased $533,018 or 148% for the quarter ending September 30, 1996 as compared to the same period of the prior year. There was a $1,041,563 or 135% increase in total expenses for the nine months ended September 30, 1996. The increase for both periods is due primarily to the increase in the investment management/real estate commission due the General Partner pursuant to the Partnership Agreement.

Funds generated from collections on the wrap-around mortgage note, and from operations have primarily been utilized to meet debt service obligations and, when possible, distribute funds to the Partners. Funds in excess of Partnership reserves resulted in distributions totaling $3,333,994.25 or $148.25 per unit being paid during the nine months ending September 30, 1996.

                  MULTIVEST REAL ESTATE FUND, LTD., SERIES VII
                        (a Michigan limited partnership)
                               September 30, 1996




PART II - OTHER INFORMATION


Item 6.   Exhibits and Report on Form 8-K

          (b) No report on Form 8-K has been filed during the quarter ended September 30, 1996.




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



Date: NOVEMBER 14, 1996               RICHARD L. DAVIS

                                      Richard L. Davis
                                      President -
                                      Chief Executive Officer





Date: NOVEMBER 14, 1996               JOHN J. KAMMERER

                                      John J. Kammerer
                                      Principal Accounting Officer